Form 10-Q
period 1995-01-25
TEXFI INDUSTRIES INC
filed 1995-03-13
CIK 97579

FORM 10-Q
            	SECURITIES AND EXCHANGE COMMISSION
                  	Washington, DC  20549

	[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
	             SECURITIES EXCHANGE ACT OF 1934

          	For the quarterly period ended January 27, 1995

                               	OR

	[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     	             SECURITIES EXCHANGE ACT OF 1934

	For the transition period from ____________ to ____________

            	Commission File Number -   1-6797


	                TEXFI INDUSTRIES, INC.
	(Exact name of registrant as specified in its charter)


            Delaware          		   56-0795032
(State or other jurisdiction of   	(I.R.S. Employer
incorporation or organization)    	Identification No.)


	5400 Glenwood Avenue, Suite 215, Raleigh, North Carolina 27612
            	(Address of principal executive offices)
                               (ZIP Code)

	                    (919) 783-4736
	(Registrant's telephone number, including area code)


       	Number of shares of Common Stock outstanding
	        at March 9 , 1995  -  8,650,621


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject
to such filing requirements for the past 90 days.  Yes  X   No

                	TEXFI INDUSTRIES, INC.

         	    QUARTERLY REPORT ON FORM 10-Q
	       FOR THE QUARTER ENDED JANUARY 27, 1995

PART I - FINANCIAL INFORMATION


Item 1.  Consolidated Financial Statements

     The consolidated financial statements included herein have been prepared by Texfi Industries, Inc. (the "Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. The consolidated balance sheet as of October 28, 1994 has been taken from the audited financial statements as of that date. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company's latest Annual Report on Form 10-K.

     The consolidated financial statements included herein reflect all adjustments (none of which are other than normal recurring accruals) which are, in the opinion of management, necessary for a fair presentation of the information included. Operating results for the thirteen-week period ended January 27, 1995 are not necessarily indicative of the results that may be expected for the year ended November 3, 1995. The following consolidated financial statements are included:

     Consolidated Statements of Income for the thirteen weeks ended January 27, 1995 and January 28, 1994

     Consolidated Balance Sheets as of January 27, 1995 and October
     28, 1994

     Consolidated Statements of Cash Flows for the thirteen weeks ended January 27, 1995 and January 28, 1994

     Condensed Notes to Consolidated Financial Statements

	TEXFI INDUSTRIES, INC.

	CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
	(in thousands, except per share data)

                                                  Thirteen Weeks Ended
                                               January 27,     January 28,
                                                  1995             1994
Net Sales ...........................          $   63,247      $   51,403

Cost and Expenses:
  Cost of goods sold ................              56,537          48,133
  Selling, general and admin. .......               4,530           3,618
    Total ...........................              61,067          51,751

Operating Income (Loss)..............               2,180            (348)

Other Expense (Income):
  Interest ..........................               3,137           2,514
  Other, net ........................                (10)   	       (8)
    Total ...........................               3,127           2,506

Net Income (Loss) from Continuing Operations..      (947)         (2,854)

Discontinued Operations:
  Loss from operations of discontinued
    operations........................            (1,210)           (701)
  Loss on disposal of discontinued
    operations........................            (6,777)             --
      Total...........................            (7,987)          (701)

Net Loss Applicable to Common
Stockholders ........................         $   (8,934)     $   (3,555)

Loss per Share:
  Loss from continuing operations....         $     (.11)     $     (.37)
  Loss from discontinued operations..               (.92)           (.09)
  Net loss...........................         $    (1.03)     $     (.46)





See Notes to Consolidated Financial Statements on page 5.

	                   TEXFI INDUSTRIES, INC.

                	CONSOLIDATED BALANCE SHEETS
	                       (in thousands)

                                           (Unaudited)
                                            January 27,   October 28,
                                               1995           1994
ASSETS

CURRENT ASSETS:
   Cash and cash equivalents ...............  $     564         1,468
   Receivables:
      Trade .................................       742           170
      Due from factor .......................     6,210        10,024
      Other .................................       298           156
   Inventories ..............................    43,124        42,131
   Prepaid expenses .........................     3,292         2,235
     Total...................................    54,230        56,184

PROPERTY, PLANT AND EQUIPMENT - Net .........    70,130        75,945

OTHER ASSETS ................................     4,615         5,051

                                               $128,975      $137,180

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Current maturities of long-term debt .....  $ 11,595      $ 11,462
   Accounts payable .........................    27,118        25,531
   Other liabilities ........................     8,784         6,950
   Federal and state income taxes ...........        70            70
      Total..................................    47,567        44,013

LONG-TERM DEBT ..............................    22,184        25,015

SUBORDINATED DEBENTURES .....................    45,127        45,127

OTHER LONG-TERM OBLIGATIONS .................     1,862         1,842

COMMON STOCKHOLDERS' EQUITY:
   Common stock, $1.00 par value ............     8,651         8,653
   Additional paid-in capital ...............    25,087        25,099
   Retained earnings ........................   (21,503)      (12,569)
      Total..................................    12,235        21,183

                                               $128,975      $137,180



See Notes to Consolidated Financial Statements on page 5.

                	TEXFI INDUSTRIES, INC.

	     CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
	                   (in thousands)

                                                    Thirteen Weeks Ended
                                                   Jan. 27,    Jan. 28,
                                                     1995        1994
OPERATING ACTIVITIES
  Net loss........................................  $(8,934)    $(3,555)
  Adjustments to reconcile net loss to net
  cash provided by (used in) operating activities:
    Depreciation & amortization ..................    2,792       2,757
    Provision for losses on accounts receivable ..      269         128
    Loss (gain)on sale of equipment .......           3,901         (18)
    Change in operating assets and liabilities:
      Accounts receivable ........................    2,831       4,496
      Inventories ................................     (993)     (1,899)
      Prepaid and other assets ...................   (1,032)     (1,510)
      Accounts payables and accrued liabilities ..    3,441        (531)
NET CASH PROVIDED BY(USED IN) OPERATING ACTIVITIES    2,275        (132)

INVESTING ACTIVITIES
  Purchases of property, plant and equipment .....     (941)       (666)
  Proceeds from sale of equipment ................      474          17
   NET CASH USED IN INVESTING ACTIVITIES .........     (467)       (649)

FINANCING ACTIVITIES
   Payments on long-term debt and capital lease
    obligations ..................................   (2,698)	   (1,302)
   Restricted stock forfeitures...................      (14)	     --
NET CASH USED IN FINANCING ACTIVITIES ............   (2,712)     (1,302)

    DECREASE IN CASH AND CASH EQUIVALENTS ........     (904)     (2,083)

Cash and cash equivalents at beginning of period .    1,468       2,341

    CASH AND CASH EQUIVALENTS AT END OF PERIOD ... $    564     $   258







See Notes to Consolidated Financial Statements on page 5.

                  	TEXFI INDUSTRIES, INC.

     	CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    	January 27, 1995

Details of certain balance sheet captions are as follows (in thousands):

                                               January 27, October 28,
                                                  1995        1994

1. INVENTORIES:
  Finished goods .............................  $ 15,840     $ 17,108
  Goods in process ...........................    16,723       14,912
  Raw materials ..............................     7,020        6,513
  Supplies ...................................     3,541        3,598
       Total .................................  $ 43,124     $ 42,131

PROPERTY, PLANT AND EQUIPMENT:
  Land and land improvements .................  $  3,969     $  3,969
  Buildings ..................................    27,488       27,414
  Machinery, equipment, etc. .................   101,514      105,492
  Leasehold improvements .....................       171          171
  Construction in progress ...................     1,635        1,256
       Total .................................   134,777      138,302
  Less accumulated depreciation ..............    64,647       62,357
  Property, plant and equipment, net .........  $ 70,130     $ 75,945

LONG-TERM DEBT:
   Term loan and revolving loans to a bank with
    variable interest rate (8.1875% at January 27,
    1995 and October 28, 1994)and period
    options.  Principal payments due monthly
    through October 31, 1997..................  $ 25,848     $ 27,798
   Term loan at 6.75%, payable in monthly
    installments plus interest through November
    1, 1998....................................    3,209        3,502
   Term loan at prime plus 1%, payable in equal
    monthly installments plus interest
    through October 1997 ......................    4,125        4,500
   Other obligations, including capitalized
    leases, principally at prime, payable
    through 2009 ..............................      597          677
       Total .................................    33,779       36,477
   Less current maturities ....................   11,595       11,462
   Due after one year ......................... $ 22,184     $ 25,015

1.  Continued

                                         January 27,  October 28,
                                             1995        1994

SUBORDINATED DEBENTURES:
   Senior Subordinated Debentures, 8 3/4%
    due August 1, 1999..................   $ 34,440     $ 34,440
   Subordinated Extendible Debentures,
    11%, due April 1, 2000 (Series C)...      7,150        7,150
   Convertible Senior Subordinated
    Debentures, 11-1/4% due October
    1, 1997 ............................      3,537        3,537
                                           $ 45,127     $ 45,127


2.	Primary earnings per common share are based on the average
number of shares of common stock and common stock equivalents of dilutive stock options outstanding during the year.

Fully diluted earnings per common share are computed assuming (1) conversion of the 11-1/4% Convertible Senior Subordinated Debentures into common stock as of the beginning of the year, and the interest expense related to these (net of income taxes) was added to net income when these debentures are considered dilutive stock options outstanding during the quarter.

3.	At January 27, 1995, shares of common stock were reserved
for possible issuance as follows:

	Conversion of 11-1/4% Convertible Senior Subordinated
  	   Debentures .....................................    528,647
  	   Stock options ..................................    693,249
  	   Stock options granted to Chadbourne Corporation.... 600,000
           1990 Executive Stock Purchase Plan ................ 186,565
           1990 Restricted Incentive Stock Plan .............. 106,089
           Directors' Deferred Stock Compensation Plan ....... 162,791
             Total ..........................................2,277,341

  4. On February 13, 1995, the Company entered into an agreement to sell its Marion Fabrics greige goods facility for approximately $10.7 million. The sales price, which includes all property, plant and equipment and inventory, is subject to an inventory adjustment at the time of closing, which is anticipated to be on or before March 31, 1995.

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations

RESULTS OF OPERATIONS

	Net sales for the thirteen weeks ended January 27, 1995 increased to $63,247,000 as compared to net sales of $51,403,000 for the thirteen weeks ended January 28, 1994. This $11,844,000 (23%) increase resulted from increased sales of knitted apparel products ($7,545,000), finished fabrics ($3,084,000), narrow elastic fabrics ($941,000) and greige fabrics ($274,000). The increased sales of knitted apparel products were a result of greater market demand for knitted apparel, primarily T-shirts, and the Company's continuing focus on moving the Kingstree
 Knits apparel division towards more fashion-oriented apparel production. Finished fabrics sales increased primarily due to higher demand for the Company's synthetic fabrics used in womenswear and menswear apparel.

	For the comparable thirteen-week period, cost of goods sold, as a percentage of net sales, decreased 4.2% from 93.6% in 1994 to 89.4% in 1995. Part of the decrease (2.8 of the total 4.2%) resulted from fixed manufacturing costs remaining consistent with the prior year but decreasing as a percentage of sales which rose 23% between the comparable periods as described above. The remaining decrease (1.4%) represented a combination of favorable changes in product mix, selling prices, and volume related operating costs.

	Selling, general and administrative expenses ("SG&A") increased from 7.0% to 7.2% as a percentage of sales for the thirteen weeks ended
 January 27, 1995 as compared to the same period in 1994. This increase resulted primarily from higher variable selling costs, primarily salesmen's commissions, which were directly related to the increased sales volume.

	Interest expense rose $ 623,000 (25%) from $2,514,000 during the first thirteen-week period ended in 1994 to $3,137,000 in 1995. This difference resulted primarily from increases in the prime rate of interest from 6% as of January 28,1994 to 8.5% as of January 27, 1995 along with corresponding rises in the CD and Libor rates of interest.
 These increased interest rates have negatively impacted interest expense related to the Company's variable rate debt which consists primarily of factor borrowings and the Company's term loan facility.
 These rising interest rates offset decreases in interest expense which resulted from a $8.8 million reduction of average long-term debt obligations outstanding in 1995 as compared to the same period in 1994.

	During the first quarter of 1995, the Company recorded a $7,987,000 charge related to the discontinuance of its Highland yarn operations and its Jefferson diaper and cotton greige goods operations. This charge consisted of a loss on operations of $1,210,000 and a loss on disposal of assets of $6,777,000. The loss on operations represented the net of $4,599,000 sales less cost of goods sold of $5,577,000 and SG&A of $232,000. The loss on disposal of assets consisted primarily of a writedown of property, plant and equipment ($4.0 million), inventory ($1.5 million), and other accruals related to the shut-down period and ultimate disposition of assets ($1.3 million).

Financial Condition:

     Even though the Company incurred a net loss of $8.9 million during the first fiscal quarter of 1995, operating activities generated net cash of $2.3 million. This cash was generated as a result of the $8.9 million net loss being adjusted to a cash basis for depreciation and amortization of $2.8 million, the provision for losses on accounts receivable of $269,000, and the provision for losses on machinery and equipment of $3.9 million, none of which required cash, together with a decrease in accounts receivable of $2.8 million and increases in accounts payable of $3.4 million, which offset increases in inventories ($1.0 million) and prepaid and other assets ($1.0 million). Cash flow from operations along with cash on hand provided funds to repay long-term debt of $2.7 million and net equipment purchases of $467,000.

     The Company's business historically exhibits seasonality, primarily due to temporary plant shutdowns during the Christmas/New Year's holiday season. As a result, sales have been and were expected to be lower in the first quarter than in subsequent quarters while working capital requirements increase in anticipation of second quarter sales. Working capital is comprised chiefly of inventories and accounts receivable. Traditionally, the Company has maintained financing capacity for working capital and other general corporate purposes under certain factoring agreements and other comparable short-term borrowing arrangements, which have provided a major source of liquidity. Under terms of the factoring agreements, the Company may be advanced funds in amounts not to exceed 90% of eligible accounts receivable, which are assigned without recourse to the factors. The amounts reported on the balance sheets as "Due From Factor" represent accounts receivable with factors net of advances. As of January 27, 1995 the Company had approximately $1.0 million of funds available under its factoring agreements based upon 90% of eligible accounts receivable. Historically, the Company's factors have periodically advanced amounts in excess of the availability provided for in the factoring agreements. In order to continue this practice subsequent to the end of the first quarter 1995, the Company entered into an inventory security agreement with its principal factor whereby it pledged all the inventory at its Rocky Mount and Fayetteville facilities. As of January 27, 1995 this inventory had a book value of $12,906 million.

     At January 27, 1995, working capital equaled $6.7 million, a decrease of $5.5 million from the fiscal year ended October 28, 1994. This decrease in working capital is due primarily to decreases in cash ($900,000) and accounts receivable ($3.1 million) and an increase in accounts payable ($3.4 million) which more than offset increases in inventory ($1.0 million) and prepaid expenses ($1.0 million). The discontinuance of the Highland yarn and Jefferson greige goods businesses and the resulting charge for the loss on disposal of assets, represented $2.8 million of the $5.5 million decrease in working capital discussed above.

	On October 29, 1990, the Company obtained a $40 million credit facility, which has been fully funded. The proceeds of the credit facility were used to reduce factor debt incurred principally to fund acquisitions and capital improvements and for working capital and other general corporate purposes. Borrowings under the credit facility bear interest, at the Company's option, at either prime or an alternative rate based upon LIBOR or CD rates. The remaining balance on the facility of $25.9 million is payable in monthly installments through the end of fiscal 1997. The credit facility places limitations on the Company's rental expense, additional indebtedness, acquisitions, capital expenditures and sale or disposal of assets. The Company is also required to maintain a stated amount of working capital and tangible net worth as well as certain financial ratios, including stated ratios of assets to current liabilities and of earnings to fixed charges. On April 28, 1994, the credit facility was amended to (i) change the installment payments from a quarterly to monthly basis, (ii) defer the April quarterly installment payment over the remaining term of the facility, (iii) amend the covenants described above to make them less restrictive and (iv) increase the interest rate margin used in calculating the variable rate of interest on the loan from a base of 1.25% to 2.25% as of April 28, 1994. The amendment further provides for the applicable interest rate margin to be increased or decreased within a range of 1.25% to 2.75% based on the ratio of the Company's senior debt plus factor advances to earnings before interest, taxes, depreciation and amortization. As of the end of fiscal 1994, the credit facility was amended again to make the restrictive covenants less restrictive and bring the Company into compliance with all the covenants contained in the credit facility. As of January 27, 1995, the credit facility was further amended to defer the February and March 1995 payments totaling $1.5 million and to make the restrictive covenants less restrictive and bring the Company into compliance with all the covenants contained in the credit facility, after giving consideration to the charge the Company recorded in the first quarter of 1995 from discontinuance of the its commodity yarn, corduroy, and diaper fabric operations. The January 27, 1995 amendment provides that, as of the end of the second quarter of fiscal 1995, the facility covenants will return to more restrictive levels. The credit facility will require further amendment or restructuring prior to the end of the second quarter of 1995 in order to prevent a violation of these covenants. Management has initiated discussions with the Company's lender to restructure the credit facility.

	In April 1990, the Company issued $7.1 million in principal amount of Subordinated Extendible Debentures due April 1, 2000, Series C (11%)
 (the "Series C Debentures") in an underwritten public offering. The net proceeds of this offering were used to reduce factor indebtedness incurred to fund capital expenditures. The annual interest rate of the Series C Debentures may be adjusted at the sole discretion of the Company on April 1, 1995 and on each April 1 thereafter until maturity in 2000. The Series C Debentures will be redeemable, in whole or in part, at the option of the holder or at the option of the Company on April 1, 1995 and on each April 1 thereafter until maturity at the principal amount thereof plus accrued interest to the date of redemption. On March 1, 1995 the Company reset the interest rate on the Series C Debentures to 13% for the period beginning April 1, 1995 and ending March 31, 1996.

	On October 1, 1991, the Company exchanged $3.6 million of its 11-1/4% Convertible Senior Subordinated Debentures due October 1, 1997 (the
 "New  Debentures") for 11-1/4% Convertible Senior Subordinated
 Debentures due October 1, 1991 (the "Old Debentures").  The New
 Debentures have a conversion price of $6.69 per share, are convertible at the option of the holders, and may be redeemed at face value by the Company any time in the future.

	On September 8, 1993, the Company issued $34.5 million in principal amount of Senior Subordinated Debentures due August 1, 1999 ("8-3/4% Debentures"). The annual interest rate of these debentures is 8.75%, payable semiannually on August 1 and February 1 of each year commencing February 1, 1994. The 8-3/4% Debentures, which cannot be called prior to their maturity date, are unsecured obligations but contain covenants that place limitations on the use of proceeds from disposal of assets and on the incurrence of additional indebtedness and senior indebtedness (as defined in the indenture) if such indebtedness would exceed stated ratios of capitalization and earnings after such incurrence. The Company is currently prohibited by these covenants from incurring additional indebtedness. The Company may not incur additional indebtedness if, after giving effect to such incurrence, the aggregate amount of indebtedness of the Company would exceed either of (i) 75% of the sum of all indebtedness, stockholders' equity and any redeemable preferred stock or (ii) the product of (x) 4.25 multiplied by (y) the Company's net income before interest, income taxes, depreciation and amortization, and other noncash charges reducing income, all for the four consecutive fiscal quarters preceding such incurrence (excluding writedowns of discontinued operations). In addition, the Company may not incur additional senior indebtedness (as defined in the indenture) if, after giving effect of such incurrence, the aggregate amount of senior indebtedness would exceed 60% of the sum of all indebtedness, stockholders' equity and any redeemable preferred stock. Advances under the Company's factoring agreements are not considered indebtedness for the purpose of these covenants.

	Net proceeds from the issue of 8-3/4% Debentures was $33.5 million (net $1.0 million issue costs). These funds were used to redeem all outstanding shares of preferred stock ($5.1 million) and all outstanding Series A and Series B Debentures ($8.4 million), to repay long-term debt ($8.1 million) and to reduce factor advances ($11.9 million).

	The Company plans to place into service $4.8 million of machinery and equipment during fiscal 1995. This equipment primarily will increase fabric dyeing and finishing capacity as well as increase knit apparel product sewing capacity. Management anticipates that approximately $3.6 million of the $4.8 million of equipment will be placed into service through operating leases and therefore not reflected in the balance sheet.

	On January 27, 1995, management announced its decision to discontinue the Company's Highland yarn operations and Jefferson diaper and cotton greige goods operations. These operations which will be discontinued on or about March 3, 1995 and April 1, 1995, respectively, will provide net cash to the Company through the liquidation of accounts receivable and inventory. In addition, the Company is actively pursuing the sale of the property, plant and equipment of these discontinued operations and plans to use any and all cash received from the sale or liquidation of these assets to repay a portion of the Company's long-term debt.

        On February 13, 1995, the Company entered into an agreement to sell its Marion Fabrics greige goods facility for approximately $10.7 million. The sales price, which includes all property, plant and equipment and inventory, is subject to an inventory adjustment at the time of closing, which is anticipated to be on or before March
     31, 1995. The sale of Marion, which is subject to certain conditions including the buyer obtaining debt financing, would enable the Company to repay long-term debt and factor advances equal to the sales price above as well as to further reduces its' factor advances by approximately $8 million as Marion accounts receivable are liquidated.

	During fiscal 1995, the Company will be required to repay $11.5 million of long term debt obligations and a portion if not all of its $7.1 million of Series C Debentures. As of March 13, 1995, holders of approximately $4.1 million aggregate principal amount of Series C Debentures had delivered notices of redemption with respect to such debentures. In order for a holder's debenture(s) to be redeemed on April 1, 1995, proper notice must be received from the holder by March 15, 1995.

	Management believes cash flows from operations and funds available under factoring agreements, together with funds from discontinued operations as discussed above, will provide the Company with sufficient sources of funds to meet its 1995 cash needs, including approximately $1.2 million of capital expenditures. The Company is experiencing improved market conditions and, assuming that market conditions continue to improve, management expects that operations will improve and inventory levels will be reduced as compared to the same quarterly periods in 1994, resulting in increased cash being generated from operations as well as improved liquidity. In addition, cash from discontinued operations and the deferral of payments under the Company's credit facility will improve the Company's cash position and if, completed, the proposed sale of Marion and any additional retructuring of the credit facility will further enhance liquidity. If more Series C Debentures are redeemed than anticipated or operations do not continue to improve during 1995, the Company may seek amendments to its factoring agreements to enable the Company to increase its borrowing ability by pledging additional inventory.

	PART II.  OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K

     (a) Exhibits

         Exhibits to this report are listed in the accompanying index to exhibits.

     (b) Reports on Form 8-K

         No reports on Form 8-K were filed during the quarter ended January 27, 1995.

	SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              TEXFI INDUSTRIES, INC.
                                   (Registrant)



Date:  March 10, 1995         By:S/Dane L. Vincent
                                   Dane L. Vincent
                                   Vice President Finance
		                   and Treasurer

                        TEXFI INDUSTRIES, INC.

INDEX TO EXHIBITS

*3(a)(1)	Restated Certificate of Incorporation of the Registrant
dated August 13, 1969, filed as Exhibit (3)(a)(1) to the Registrant's Form 10-K Annual Report for the fiscal year ended October 31, 1980.

*3(a)(2)	Certificate of Amendment of Certificate of Incorporation
of the Registrant dated March 16, 1972, filed as Exhibit (3)(a)(2) to the Registrant's Form 10-K Annual Report for the fiscal year ended October 31, 1980.

*3(a)(3)	Certificate of Amendment of Certificate of Incorporation
of the Registrant dated March 27, 1978, filed as Exhibit (3)(a)(3) to the Registrant's Form 10-K Annual Report for the fiscal year ended October 31, 1980.

*3(a)(4)	Certificate of Amendment of Certificate of Incorporation
of the Registrant dated May 19, 1986, filed as Exhibit 4.4 to the Registrant's Form S-8 Registration Statement (No. 33-14697).

*3(a)(5)	Certificate of Amendment of Certificate of Incorporation
of the Registrant dated March 20, 1987, filed as Exhibit 4.5 to the Registrant's Form S-8 Registration Statement (No. 33-14697).

*3(a)(6)	Certificate of Amendment of Certificate of Incorporation
of the Registrant dated September 28, 1987, filed as Exhibit 4(a)(6) to the Registrant's Form S-2 Registration Statement (No. 33-16794).

*3(a)(7)	Certificate of Designations of the Registrant dated
November 20,1987, filed as Exhibit 4(a)(7) to the Registrant's Form S-2 Registration Statement (No. 33-16794).

*3(a)(8)	Certificate of Designations of the Registrant dated
March 8, 1988, filed as Exhibit 4(a)(8) to the Registrant's Form S-2 Registration Statement (No. 33-20131).

*3(a)(9)	Certificate of Designations of the Registrant dated
August 4, 1988, filed as Exhibit 4(d)(9) to the Registrant's Form 10-Q Quarterly Report for the fiscal quarter ended July 29, 1988.

*3(b)(1)	Bylaws of the Registrant, filed as Exhibit 4.6 to the
Registrant's Form S-8 Registration Statement (No. 33-14697).

*3(b)(2)	Amendment to Bylaws of the Registrant, filed as Exhibit
4(b)(2) to the Registrant's Form S-2 Registration Statement (No.
33-16794).

*3(b)(3)	Amendment to Bylaws of the Registrant adopted by
Registrant's Board of Directors on January 18, 1991, filed as Exhibit 3(b)(3) to the Registrant's Form 10-K Annual Report for the fiscal year ended November 2, 1990.

*3(b)(4)	Amendment to Bylaws of the Registrant adopted by
Registrant's Board of Directors on August 31, 1994, filed as Exhibit 4(b)(4) to the Registrant's Form 10-Q Quarterly Report for the fiscal quarter ended July 29, 1994.

*3(b)(5)	Amendment to Bylaws of the Registrant adopted by
Registrant's Board of Directors on September 7, 1994, filed as Exhibit 4(b)(5) to the Registrant's Form 10-Q Quarterly Report for the fiscal quarter ended July 29, 1994.

*4(a)(1)	Indenture between the Registrant and Rhode Island
Hospital Trust National Bank, Trustee, with a copy of Subordinated Debentures due April 1, 1995, Series A, Subordinated Debentures due April 1, 1995, Series B and Subordinated Extendible Debentures due April 1, 2000, Series C attached, filed as Exhibit 4(f) to the Registrant's Form S-2 Registration Statement (No. 33-32485).

*4(a)(2)	First Supplemental Indenture between the Registrant and
Rhode Island Hospital Trust National Bank, Trustee, with a revised Subordinated Debenture due April 1, 1995, Series B attached, filed as
Exhibit 4 to the Registrant's Form 8-K Current Form dated May 16, 1990.

*4(a)(3)	Indenture dated October 1, 1991 between the Registrant
and The First National Bank of Boston, Trustee, with copy of 11-1/4% Convertible Senior Subordinated Debenture due October 1, 1997, filed as
Exhibit 4(a)(1) to the Registrant's Form 10-K Annual Report for the fiscal year ended November 1, 1991.

*4(a)(4)	Indenture dated September 8, 1993 between the Registrant
and the First Union National Bank of North Carolina, Trustee, with copy of 8-3/4% Senior Subordinated Debenture due August 1, 1999, filed as
Exhibit 4(c)(2) to the Registrant's Form 10-Q Quarterly Report for the fiscal quarter ended July 30, 1993.

*4(b)(1)	Specimen Common Stock ($1 par value) certificates, filed
as Exhibit 4.01 to Amendment No. 2 to the Registrant's Form S-1
Registration Statement (No. 2-41653).

*4(c)(1)	Rights Agreement dated July 22, 1988 between Registrant
and First Union National Bank of North Carolina, as Rights Agent, filed as Exhibit 1 to the Registrant's Form 8-K Current Form dated July 22, 1988.

*4(c)(2)	Form of Rights Certificate, filed as Exhibit B to
Exhibit 1 to the Registrant's Form 8-K Current Form dated July 22, 1988.

*4(c)(3) 	Amendment to Rights Agreement between the Registrant and
First Union National Bank of North Carolina dated October 31, 1988, filed as Exhibit 4(e)(3) to the Registrant's Form S-2 Registration Statement (No. 33-32485).

*4(c)(4)	Second Amendment to Rights Agreement dated May 24, 1994
between Registrant and First Union National Bank of North Carolina, as Rights Agent, filed as Exhibit 4(e)(4) to the Registrant's Form 10-Q Quarterly Report for the fiscal quarter ended April 29, 1994.

*4(c)(5)	Third Amendment to Rights Agreement dated December 16,
1994 between Registrant and First Union National Bank of North
Carolina, as Rights Agent, filed as Exhibit 4(c)(5) to the Registrant's Form 10-K Annual Report for the fiscal year ended October 28, 1994.

*4(d)(1)       Loan Agreement dated October 29, 1990 between the Registrant and NCNB National Bank of North Carolina, filed as Exhibit 2(a) to the Registrant's Form 8-K Current Form dated November 12, 1990.

*4(d)(2) 	First Amendment to Loan Agreement dated March 14, 1991
between Registrant and NCNB National Bank of North Carolina, filed as
Exhibit 19(a)(1) to the Registrant's Form 10-Q Quarterly Report for the fiscal quarter ended May 3, 1991.

*4(d)(3)	Second Amendment to Loan Agreement dated March 28, 1991
between Registrant and NCNB National Bank of North Carolina, filed as
Exhibit 19(a)(2) to the Registrant's Form 10-Q Quarterly Report for the fiscal quarter ended May 3, 1991.

*4(d)(4)	Third Amendment to Loan Agreement dated May 29, 1991
between Registrant and NCNB National Bank of North Carolina, filed as
Exhibit 19(a)(3) to the Registrant's Form 10-Q Quarterly Report for the fiscal quarter ended May 3, 1991.

*4(d)(5)	Fourth Amendment to Loan Agreement dated June 14, 1991
between Registrant and NCNB National Bank of North Carolina, filed as
Exhibit 19(a)(4) to the Registrant's Form 10-Q Quarterly Report for the fiscal quarter ended May 3, 1991.

*4(d)(6)       Fifth Amendment to Loan Agreement dated January 28, 1992
between Registrant and NCNB National Bank of North Carolina, filed as
Exhibit 4(e)(6) to the Registrant's Form 10-K Annual Report for the fiscal year ended November 1, 1991.

*4(d)(7)	Sixth Amendment to Loan Agreement dated November 4, 1992
between Registrant and NationsBank of North Carolina, N.A. (formerly NCNB National Bank of North Carolina), filed as Exhibit 4(e)(7) to the Registrant's Form 10-K Annual Report for the fiscal year ended October 30, 1992.

*4(d)(8)	Seventh Amendment to Loan Agreement dated December 22,
1992 between Registrant and NationsBank of North Carolina, N.A.
(formerly NCNB National Bank of North Carolina), filed as Exhibit
4(e)(8) to the Registrant's Form 10-K Annual Report for the fiscal year ended October 30, 1992.

*4(d)(9)	Eighth Amendment to Loan Agreement dated August 25, 1993
between Registrant and NationsBank of North Carolina, N.A. (formerly NCNB National Bank of North Carolina), filed as Exhibit 4(g)(9) to the Registrant's Form S-2 Registration Statement (No. 33-66678).

*4(d)(10)	Ninth Amendment to Loan Agreement dated October 29, 1993
between Registrant and NationsBank of North Carolina, N.A. (formerly NCNB National Bank of North Carolina), filed as Exhibit 4(f)(10) to the Registrant's Form 10-K Annual Report for the fiscal year ended October 29, 1993.

*4(d)(11)	Tenth Amendment to Loan Agreement dated April 28, 1994 between
Registrant and NationsBank of North Carolina, N.A. (formerly NCNB
National Bank of North Carolina), filed as Exhibit 4(f)(11) to the Registrant's Form 10-Q Quarterly Report for the fiscal quarter ended
April 29, 1994.

*4(d)(12)	Eleventh Amendment to Loan Agreement dated October 28,
1994 between Registrant and NationsBank of North Carolina, N.A.
(formerly NCNB National Bank of North Carolina) filed as Exhibit
4(d)(12) to the Registrant's Form 10-K Annual Report for the fiscal year ended October 28, 1994.

4(d)(13)	Twelth Amendment to Loan Agreement dated January 27,
1995 between Registrant and NationsBank of North Carolina, N.A.
(formerly NCNB National Bank of North Carolina.)

Management contract or compensatory plan or arrangement (Exhibits
10(a)(1) through 10(a)(25))

*10(a)(1)	Supplemental Retirement Agreement dated September 1,
1981 between the Registrant and Joseph H. Hamilton, filed as Exhibit 10(b) to the Registrant's Form 10-K Annual Report for the fiscal year ended October 30, 1981.

*10(a)(2)	1987 Nonqualified Stock Option Plan, as adopted by the
Registrant's Board of Directors on December 16, 1987 and approved March 8, 1988 at a meeting of the stockholders, filed as Exhibit 4(c)(11) to the Registrant's Form 10-Q Quarterly Report for the fiscal quarter ended April 29, 1988.

*10(a)(3)	Form of 1987 Nonqualified Stock Option Agreement, filed
as Exhibit 4(c)(12) to the Registrant's Form 10-Q Quarterly Report for the fiscal quarter ended April 29, 1988.

*10(a)(4)       Resolutions amending the 1987 Nonqualified Stock Option
Plan, as adopted by the Registrant's Board of Directors on January 8, 1991 and the Registrant's Stockholders on March 12, 1991, filed as
Exhibit 10(a)(9) to the Registrant's Form 10-K Annual Report for the fiscal year ended November 1, 1991.

*10(a)(5)	Resolutions amending the 1987 Nonqualified Stock Option
Plan, as adopted by the Registrant's Board of Directors on January 12, 1993 and the Registrant's stockholders on March 9, 1993, filed as
Exhibit 19(f) to the Registrant's Form 10-Q Quarterly Report for the fiscal quarter ended April 30, 1993.

*10(a)(6)	Form of 1987 Nonqualified Stock Option Agreement between
L. Terrell Sovey, Jr. and the Registrant, filed as Exhibit 10(a)(12) to the Registrant's Form 10-K Annual Report for the fiscal year ended November 2, 1990.

*10(a)(7) Form of 1987 Nonqualified Stock Option Agreement between Michael A. Miller and the Registrant, filed as Exhibit 10(a)(13) to the Registrant's Form 10-K Annual Report for the fiscal year ended November 2, 1990.

*10(a)(8)	Directors' Deferred Stock Compensation Plan as adopted
by the Registrant's Board of Directors on July 14, 1989, filed as
Exhibit 19 to the Registrant's Form 10-Q Quarterly Report for the fiscal quarter ended July 28, 1989.

*10(a)(9)       Agreement dated March 1, 1989 between the Registrant and
L. Terrell Sovey, Jr., filed as Exhibit 10(a)(20) to the Registrant's Form S-2 Registration Statement (No. 33-32485).

*10(a)(10)      Agreement dated March 1, 1989 between the Registrant and
Michael A. Miller, filed as Exhibit 10(a)(12) to the Registrant's Form S-2 Registration Statement (No. 33-32485).

*10(a)(11)      1990 Executive Stock Purchase Plan, dated January 9,
1990, filed as Exhibit 4(d)(16) to the Registrant's Form 10-Q Quarterly Report for the fiscal quarter ended February 2, 1990.

*10(a)(12)      Resolutions amending the 1990 Executive Stock Purchase
Plan, as adopted by the Registrant's Board of Directors on March 9, 1993, filed as Exhibit 19(g) to the Registrant's Form 10-Q Quarterly Report for the quarter ended April 30, 1993.

*10(a)(13)     1990 Restricted Incentive Stock Plan, dated January 9,
1990, filed as Exhibit 4(d)(17) to the Registrant's Form 10-Q Quarterly Report for the fiscal quarter ended February 2, 1990.

*10(a)(14)     Employment Agreement dated November 1, 1991 between the
Registrant and L. Terrell Sovey, Jr., filed as Exhibit 10(a)(21) to the Registrant's Form 10-K Annual Report for the fiscal year ended
October 30, 1992.

*10(a)(15)    Employment Agreement dated August 9, 1991 between the
Registrant and Harold W. Rakes, filed as Exhibit 10(a)(21) to the
Registrant's Form 10-K Annual Report for the fiscal year ended November
1, 1991.

*10(a)(16)    Amendment to Employment Agreement dated November 17, 1992
between Registrant and Harold W. Rakes, filed as Exhibit 10(a)(23) to the Registrant's Form 10-K Annual Report for the fiscal year ended October 30, 1992.

*10(a)(17)    Second Amendment to Employment Agreement dated January 24,
1993 between the Registrant and Harold W. Rakes, filed as Exhibit
19(b)to the Registrant's Form 10-Q Quarterly Report for the fiscal quarter ended April 30, 1993.

*10(a)(18)    Employment Agreement dated October 31, 1991 between the
Registrant and Carroll A. Gibson, filed as Exhibit 10(a)(22) to the Registrant's Form 10-K Annual Report for the fiscal year ended November 1, 1991.

*10(a)(19)   Amendment to Employment Agreement dated November 17, 1992
between Registrant and Carroll A. Gibson, filed as Exhibit 10(a)(25) to the Registrant's Form 10-K Annual Report for the fiscal year ended October 30, 1992.

*10(a)(20)   Second Amendment to Employment Agreement dated January 29,
1993 between the Registrant and Carroll A. Gibson, filed as Exhibit 19(c) to the Registrant's Form 10-Q Quarterly Report for the fiscal quarter ended April 30, 1993.

*10(a)(21)   Employment Agreement dated November 17, 1992 between the
Registrant and Michael A. Miller, filed as Exhibit 10(a)(26) to the Registrant's Form 10-K Annual Report for the fiscal year ended October 30, 1992.

*10(a)(22)   Amendment to Employment Agreement dated January 29, 1993
between the Registrant and Michael A. Miller, filed as Exhibit 19(d) to the Registrant's Form 10-Q Quarterly Report for the fiscal quarter ended April 30, 1993.

*10(a)(23)   Employment Agreement dated October 31, 1994 between the
Registrant and Andrew J. Parise, Jr. 10(a)(24) Description of the Registrant's 1994 Management Incentive Compensation Plan adopted by the Registrant's Board of Directors on February 15, 1994, filed as Exhibit 10(a)(23) to the Registrant's Form 10-K Annual Report for the year ended October 28, 1994.

*10(a)(24)   Description of the Registrant's 1994 Management Incentive
Compensation Plan adopted by the Registrant's Board of Directors on February 15, 1994, filed as Exhibit 10(a)(24) to the Registrant's Form 10-K Annual Report for the year ended October 28, 1994.

*10(a)(25)   Description of the Registrant's Target Ownership Program
adopted by the Registrant's Board of Directors on February 15, 1994, filed as Exhibit 10(a)(25) to the Registrant's From 10-K Annual Report for the year ended October 28, 1994.

*10(b)(1)    Term Loan Agreement dated September 15, 1989 between
Elastex, Inc. and BarclaysAmerican/Commercial, Inc., filed as Exhibit 10(e)(3) to the Registrant's Form S-2 Registration Statement (No. 33-32485).

*10(b)(2)    Deed of Trust and Security Agreement dated September 15,
1989 between Elastex, Inc., Eugene M. Anderson, Jr. and
BarclaysAmerican/Commercial, Inc., filed as Exhibit 10(e)(4) to the Registrant's Form S-2 Registration Statement (No. 33-32485).

*10(b)(3)    First Supplement to Deed of Trust dated September 15, 1989 among Elastex, Inc., Eugene M. Anderson, Jr. and BarclaysAmerican
Commercial, Inc., filed as Exhibit 10(e)(5) to the Registrant's Form S-2 Registration Statement (No. 33-32485).

*10(b)(4)    Assignment of Leases and Rents dated September 15, 1989 by
Elastex, Inc. in favor of BarclaysAmerican/Commercial, Inc., filed as
Exhibit 10(e)(6) to the Registrant's Form S-2 Registration Statement (No. 33-32485).

*10(b)(5)   Security Agreement (Equipment and Machinery) dated July 24,
1987 by Elastex, Inc. in favor of BarclaysAmerican/ Commercial, Inc., filed as Exhibit 10(e)(7) to the Registrant's Form S-2 Registration Statement (No. 33-32485).

*10(b)(6)   Amendment to Security Agreement dated September 15, 1989
between Elastex, Inc. and BarclaysAmerican/Commercial, Inc., filed as
Exhibit 10(e)(8) to the Registrant's Form S-2 Registration Statement (No. 33-32485).

*10(b)(7)   Guaranty by Corporation dated July 24, 1987 to
BarclaysAmerican/ Commercial, Inc. by the Registrant, filed as Exhibit 10(e)(9) to the Registrant's Form S-2 Registration Statement (No.
33-32485).

*10(b)(8)   Reaffirmation of Guaranty dated September 15, 1989 by the
Registrant, filed as Exhibit 10(e)(10) to the Registrant's Form S-2 Registration Statement (No. 33-32485).

*10(b)(9)   Term Loan Agreement dated October 30, 1992 between the
Registrant and Barclays Commercial Corporation, filed as Exhibit
10(c)(9) to the Registrant's Form 10-K Annual Report for the fiscal year ended October 30, 1992.

*10(b)(10) Amendment to Term Loan Agreement dated August 25, 1993 between Registrant and Barclays Commercial Corporation, filed as Exhibit 10(c)(10) to the Registrant's Form S-2 Registration Statement (No. 33-66678).

*10(b)(11) Amendment to Term Loan Agreement dated December 29, 1993 between Registrant and Barclays Commercial Corporation, filed as Exhibit
10b)(11) to the Registrant's Form 10-K Annual Report for the fiscal year ended October 29, 1993.

*10(b)(12)  Amendment to Term Loan Agreement dated May 25, 1994 between
Registrant and The CIT Group/BCC, Inc. (formerly Barclays   Commercial
Corporation), filed as Exhibit 10(b)(12) to the Registrant's Form 10-Q Quarterly Report for the fiscal quarter ended April 29, 1994.

*10(b)(13) Amendment to Term Loan Agreement dated October 28, 1994 between Registrant and The CIT Group/BCC, Inc. (formerly Barclays Commercial Corporation), filed as Exhibit 10(b)(13) to the Registrant's Form 10-K Annual Report for the fiscal year ended October 28, 1994.

10(b)(14)   Amendment to Term Loan Agreement dated January 27, 1995
between Registrant and The CIT Group/BCC, Inc. (formerly Barclays
Commercial Corporation.)

10(b)(15) Inventory Security Agreement dated February 1, 1995 between Registrant and The CIT Group/Commercial Services, Inc. (formerly
Barclays Commercial Corporation.)

*10(b)(16) Term Loan Agreement (Restated) dated October 30, 1992 between the Registrant and Barclays Commercial Corporation, restating Term Loan Agreement dated September 15, 1989 between Elastex, Inc. and BarclaysAmerican/Commercial, Inc., filed as Exhibit 10(c)(10) to the Registrant's Form 10-K Annual Report for the fiscal year ended October 30, 1992.

*10(b)(17) Amendment to Term Loan Agreement (Restated) dated December 29, 1993 between Registrant and Barclays Commercial Corporation, filed as Exhibit 10(b)(13) to the Registrant's Form 10-K Annual Report for the fiscal year ended October 29, 1993.

*10(b)(18) Amendment to Term Loan Agreement (Restated) dated May 25, 1994 between Registrant and The CIT Group/BCC, Inc. (formerly Barclays Commercial Corporation), filed as Exhibit 10(b)(15) to the Registrant's Form 10-Q Quarterly Report for the fiscal quarter ended April 29, 1994.

*10(b)(19)  Security Agreement dated October 30, 1992 between the
Registrant and Barclays Commercial Corporation, filed as Exhibit
10(c)(11) to the Registrant's Form 10-K Annual Report for the fiscal year ended October 30, 1992.

*10(b)(20) First Supplement to Deed of Trust and Security Agreement dated October 30, 1992 between the Registrant and Barclays Commercial Corporation, filed as Exhibit 10(c)(12) to the Registrant's Form 10-K Annual Report for the fiscal year ended October 30, 1992.

*10(b)(21) Second Supplement to Deed of Trust and Security Agreement dated October 30, 1992 between the Registrant and Barclays Commercial Corporation, filed as Exhibit 10(c)(13) to the Registrant's Form 10-K Annual Report for the fiscal year ended October 30, 1992.

*10(b)(22) Modification of Deed to secure Debt dated October 30, 1992 between the Registrant and Barclays Commercial Corporation, filed as
Exhibit 10(c)(14) to the Registrant's Form 10-K Annual Report for the fiscal year ended October 30, 1992.

*10(b)(23) Master Loan and Security Agreement dated June 1, 1993 between the Registrant and BOT Financial Corporation and related Promissory Note dated June 4, 1993 between the Registrant and BOT Financial Corporation, filed as Exhibit 19(h) to the Registrant's Form 10-Q Quarterly Report for the fiscal quarter ended April 30, 1993.

*10(b)(24) Loan Schedule No. 2 to Master Loan and Security Agreement and related Promissory Note and Supplemental Security Agreement dated July 30, 1993 between the Registrant and BOT Financial Corporation, filed as Exhibit 10(b)(19) to the Registrant's Form 10-K Annual Report for the fiscal year ended October 29, 1993.

*10(b)(25) Loan Schedule No. 3 to Master Loan and Security Agreement and Related Promissory Note and Supplemental Security Agreement dated October 29, 1993 between the Registrant and BOT Financial Corporation, filed as Exhibit 10(b)(20) to the Registrant's Form 10-K Annual Report for the fiscal year ended October 29, 1993.

*10(b)(26) Master Loan and Security Agreement dated June 1, 1993 between the Registrant and KeyCorp. Leasing Ltd. and related Promissory Note dated June 4, 1993 between the Registrant and KeyCorp. Leasing Ltd., filed as Exhibit 19(i) to the Registrant's Form 10-Q Quarterly Report for the fiscal quarter ended April 30, 1993.

10(c)(1)    Loan Agreement dated October 29, 1990 and Amendments thereto between the Registrant and NCNB National Bank of North Carolina, incorporated by reference as Exhibits 4(d)(1) through 4(d)(13) hereto.

*10(c)(2)   Future Advance Deed of Trust and Security Agreement
(Fayetteville, NC, property) dated October 29, 1990 between Registrant and NCNB National Bank of North Carolina, filed as Exhibit 2(b) to the Registrant's Form 8-K Current Form dated November 12, 1990.

*10(c)(3)   Future Advance Deed of Trust and Security Agreement (Rocky
Mount, NC property) dated October 29, 1990 between Registrant and NCNB National Bank of North Carolina, filed as Exhibit 2(c) to the
Registrant's Form 8-K Current Form dated November 12, 1990.

*10(c)(4)   Amended and Restated Security Agreement dated May 29, 1991 between the Registrant and NCNB National Bank of North Carolina, filed as Exhibit 10(c)(5) to the Registrant's Form 10-K Annual Report for the fiscal year ended October 29, 1993.

*10(c)(5)   Equipment Security Agreement dated March 28, 1991 between
Marion Fabrics, Inc. and NCNB National Bank of North Carolina, filed as
Exhibit 10(c)(6) to the Registrant's Form 10-K Annual Report for   the
fiscal year ended October 29, 1993.

*10(c)(6)   Equipment Security Agreement dated March 28, 1991 between
Highland Yarn Mills, Inc. and NCNB National Bank of North Carolina, filed as Exhibit 10(c)(7) to the Registrant's Form 10-K Annual Report for the fiscal year ended October 29, 1993.

*10(d)(1)  Stock and Option Purchase Agreement dated May 24, 1994 between Registrant and Chadbourne Corporation, filed as Exhibit 10(d)(1) to the Registrant's Form 10-Q Quarterly Report for the fiscal quarter ended April 29, 1994.

11		Computation of Earnings Per Share




__________________________________

 *Incorporated by reference to previous filing.