Form 10-Q
period 1995-04-28
TEXFI INDUSTRIES INC
filed 1995-06-12
CIK 97579

FORM 10-Q
        SECURITIES AND EXCHANGE COMMISSION Washington, DC  20549

     	[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                   	SECURITIES EXCHANGE ACT OF 1934

            	For the quarterly period ended April 28, 1995

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


             	Number of shares of Common Stock outstanding
                   	at   June 9, 1995  -  8,652,683


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days.  Yes  X   No

                        	TEXFI INDUSTRIES, INC.

                    	QUARTERLY REPORT ON FORM 10-Q
                 	FOR THE QUARTER ENDED APRIL 28, 1995

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

     The consolidated financial statements included herein reflect all adjustments (none of which are other than normal recurring accruals) which are, in the opinion of management, necessary for a fair presentation of the information included. Operating results for the thirteen-week and twenty-six week periods ended April 28, 1995 are not necessarily indicative of the results that may be expected for the year ended November 3, 1995. The following consolidated financial statements are included:

     Consolidated Statements of Income for the thirteen weeks and twenty-six weeks ended April 28, 1995 and April 29, 1994

     Consolidated Balance Sheets as of April 28, 1995 and October
     28, 1994

     Consolidated Statements of Cash Flows for the thirteen weeks and twenty-six weeks ended April 28, 1995 and April 29,
     1994

     Condensed Notes to Consolidated Financial Statements

                        	TEXFI INDUSTRIES, INC.

          	CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                	(in thousands, except per share data)

                                        Thirteen Weeks Ended     Twenty-six Weeks Ended
                                         April 28,    April 29,    April 28,   April 29,
                                           1995         1994         1995        1994

Net Sales ...........................  $   63,652  $   51,178   $  126,899  $  102,581

Cost and Expenses:
   Cost of goods sold ...............      56,546      46,456      113,083      94,589
   Selling, general and admin. ......       3,974       3,759        8,504       7,377
      Total .........................      60,520      50,215      121,587     101,966

Operating Income.....................       3,132         963        5,312         615

Other Expense (Income):
   Interest .........................       3,054       2,516        6,191       5,030
   Other, net .......................           6          16           (4)          8
      Total .........................       3,060       2,532        6,187       5,038

Net Income (Loss) from Continuing
Operations ..........................          72      (1,569)        (875)     (4,423)

Discontinued Operations:
   Loss from operations of discontinued
   operations........................        (975)     (1,837)      (2,185)     (2,538)
   Loss from disposal of discontinued
      operations ....................      (6,407)       --        (13,184)       --___
      Total..........................      (7,382)     (1,837)     (15,369)     (2,538)


Net Loss Applicable to
Common Stockholders .................  $   (7,310) $   (3,406)  $  (16,244)  $  (6,961)

Loss per Share:
   Income (loss) from continuing
      operations ....................       $ .01       $(.20)       $(.10)      $(.57)
   Loss from discontinued
      operations ....................        (.85)       (.24)       (1.78)       (.33)
   Net loss..........................       $(.84)      $(.44)      $(1.88)      $(.90)

See Notes to Consolidated Financial Statements on page 5.

                        	TEXFI INDUSTRIES, INC.

                     	CONSOLIDATED BALANCE SHEETS
                            	(in thousands)

                                             (Unaudited)
                                              April 28,      October 28,
                                               1995           1994
ASSETS

CURRENT ASSETS:
   Cash and cash equivalents ...............  $     230         1,468
   Receivables:
      Trade .................................        73           170
      Due from factor .......................     3,739        10,024
      Other .................................     2,603           156
   Inventories ..............................    32,885        42,131
   Prepaid expenses .........................     2,866         2,235
     Total...................................    42,396        56,184

PROPERTY, PLANT AND EQUIPMENT - Net .........    59,546        75,945

OTHER ASSETS ................................     4,291         5,051

                                               $106,233      $137,180

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Current maturities of long-term debt .....  $  8,342      $ 11,462
   Accounts payable .........................    25,833        25,531
   Other liabilities ........................     5,668         6,950
   Federal and state income taxes ...........        70            70
      Total..................................    39,913        44,013

LONG-TERM DEBT ..............................    18,816        25,015

SUBORDINATED DEBENTURES .....................    40,729        45,127

OTHER LONG-TERM OBLIGATIONS .................     1,868         1,842

COMMON STOCKHOLDERS' EQUITY:
   Common stock, $1.00 par value ............     8,651         8,653
   Additional paid-in capital ...............    25,069        25,099
   Retained earnings ........................   (28,813)      (12,569)
      Total..................................     4,907        21,183

                                               $106,233      $137,180


See Notes to Consolidated Financial Statements on page 5.

                        	TEXFI INDUSTRIES, INC.

          	CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                            	(in thousands)


                                      	   Thirteen Weeks Ended   Twenty-six Weeks Ended
                                      	   April 28,   April 29,    April 28,   April 29,
                                     	      1995       1994          1995       1994
OPERATING ACTIVITIES
   Net income (loss) ......................  $(7,310)   $ (3,406)   $(16,244)    $ (6,961)
   Adjustments to reconcile net income
    (loss) to net cash provided by
    operating activities:
     Depreciation & amortization ..........    2,338       2,759       5,130         5,516
     Provision for losses on accounts
      receivable ..........................      931        134        1,200           262
  Loss (gain) on sale or disposition of
    property, plant and equipment..........    3,657         16        7,558            (2)
     Change in operating assets and
      liabilities:
         Accounts receivable ..............      (96)      1,086       2,735         5,582
         Inventories ......................   10,239         456       9,246        (1,443)
         Prepaid and other assets .........      398         273        (634)       (1,237)
         Accounts payables and accrued
          liabilities .....................   (4,395)         91        (954)         (440)
   NET CASH PROVIDED BY OPERATING
     ACTIVITIES ...........................    5,762       1,409       8,037         1,277

INVESTING ACTIVITIES
   Purchases of property, plant and
    equipment .............................   (1,105)       (619)     (2,046)       (1,285)
   Proceeds from sale of property, plant
     and equipment.........................    6,046          20       6,520            37
    NET CASH USED IN INVESTING ACTIVITIES .    4,941        (599)      4,474        (1,248)

FINANCING ACTIVITIES
   Payments on long-term debt..............   (6,626)       (870)     (9,356)       (2,172)
   Redemption of subordinated debentures ..   (4,393) 	--        (4,393)          --
   Proceeds from stock options exercised ..     --            24        --              24
   Restricted Stock Forfeitures............      (18)       --          (32)          --
    NET CASH USED IN FINANCING
     ACTIVITIES ...........................  (11,037)       (846)    (13,749)       (2,148)

    INCREASE (DECREASE) IN CASH AND
     CASH EQUIVALENTS .....................     (334)        (36)     (1,238)       (2,119)
Cash and cash equivalents at
 beginning of period ......................      564         258       1,468         2,341
    CASH AND CASH EQUIVALENTS
      AT END OF PERIOD.....................  $   230    $    222     $   230      $    222

See Notes to Consolidated Financial Statements on page 5.

                        	TEXFI INDUSTRIES, INC.

         	CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            	April 28, 1995

1.  Details of certain balance sheet captions are as follows (in thousands):

					       (Unaudited)
                                                April 28   October 28,
                                                  1995        1994
INVENTORIES:
  Finished goods .............................  $ 13,557     $ 17,108
  Goods in process ...........................    10,853       14,912
  Raw materials ..............................     5,583        6,513
  Supplies ...................................     2,892        3,598
       Total .................................  $ 32,885     $ 42,131

PROPERTY, PLANT AND EQUIPMENT:
  Land and land improvements .................  $  3,792     $  3,969
  Buildings ..................................    25,683       27,414
  Machinery, equipment, etc. .................    88,074      105,492
  Leasehold improvements .....................        82          171
  Construction in progress ...................     2,023        1,256
       Total .................................   119,654      138,302
  Less accumulated depreciation ..............    60,108       62,357
  Property, plant and equipment, net .........  $ 59,546     $ 75,945

LONG-TERM DEBT:
   Term loan and revolving loans to a bank with
    variable interest rate (9.18% at April 28,
    1995 and 8.1875% at October 28, 1994)and
    period options.  Principal payments due
    monthly through October 31, 1997..........  $ 20,498     $ 27,798
   Term loan at prime plus 1%, payable in
    monthly installments plus interest
    through October 1997 ......................    3,875        4,500
   Term loan at 6.75%, payable in monthly
    installments plus interest through November
    1, 1998....................................    2,247        3,502
   Other obligations, principally at prime,
    payable through 2009 ......................      538          677
       Total .................................    27,158       36,477
   Less current maturities ....................    8,342       11,462
   Due after one year ......................... $ 18,816     $ 25,015

1.  Continued

                                          April 28,  October 28,
                                             1995        1994
SUBORDINATED DEBENTURES:
   Senior Subordinated Debentures, 8 3/4%
    due August 1, 1999..................   $ 34,435     $ 34,440
   Subordinated Extendible Debentures,
    11%, due April 1, 2000 (Series C)...      2,757        7,150
   Convertible Senior Subordinated
    Debentures, 11-1/4% due October
    1, 1997 ............................      3,537        3,537
                                           $ 40,729     $ 45,127

2.	Primary earnings per common share are based on the average
        number of shares of common stock and common stock equivalents of dilutive stock options outstanding during the year.

        Fully diluted earnings per common share are computed assuming conversion of the 11-1/4% Convertible Senior Subordinated Debentures into common stock as of the beginning of the year, and addition to net income of interest expense related to these debentures when these debentures are considered dilutive stock options outstanding during the year.

3.	At April 28, 1995, shares of common stock were reserved for
        possible issuance as follows:

	Conversion of 11-1/4% Convertible Senior Subordinated
  	   Debentures ......................................    528,647
           Stock options ...................................    728,668
           Stock options granted to Chadbourne Corporation..    600,000
           1990 Executive Stock Purchase Plan ..............    186,565
           1990 Restricted Incentive Stock Plan ............    109,089
           Directors' Deferred Stock Compensation Plan .....    162,791
               Total .......................................  2,315,760

4. Subsequent to the end of the second quarter, on June 2, 1995, the Company completed the sale of its corduroy and diaper fabric facility in Jefferson, Georgia for $2.4 million. The sale proceeds were used to reduce the term loan with its principal factor. Losses resulting from the sale of this discontinued operation were reflected in the first six months of earnings and are not expected to have a material impact on future periods.

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations

Overview:

At the beginning of the 1995 fiscal year, under the direction of its Board of Directors, the new management team of Texfi Industries, Inc., identified what they considered were the three core business units of the Company; Texfi Blends, Texfi Elastics and Kingstree Knits. Management decided to discontinue or sell its three remaining operations.; Highland Yarns, the Jefferson Mills Corduroy and Diaper operations, and Marion Fabrics. The Company has recorded charges totaling $15,390,000 during the first two fiscal quarters of 1995 in order to close Highland and Jefferson and sell Marion, all of which are accounted for as discontinued operations. Proceeds from the sale of Marion, as well as from the sale of Jefferson which occurred subsequent to its closure and the end of the second fiscal quarter, have been applied as a long-term debt reduction. The Company does not anticipate incurring any additional charges related to these discontinued operations in the future. The Company's continuing operations are comprised of its remaining three core business units. These business units have experienced a 24% increase in sales and 3.1% improvement in gross margin which have contributed to a $4,697,000 improvement in operating income from continuing operations for the first six months of 1995 compared to 1994.

Results Of Operations:

Net sales for the thirteen weeks ended April 28, 1995 increased to $63,652,000 as compared to $51,178,000 for the thirteen weeks ended April 29, 1994. This $12,474,000 (24%) increase resulted from increased sales of finished fabrics ($6,333,000), knitted apparel products ($4,568,000) and narrow elastic fabrics ($1,573,000). Year-to-date net sales rose by $24,318,000 (24%) in 1995 over the comparable twenty-six week period in 1994 as a result of increased sales of knitted apparel products ($12,113,000), finished fabrics ($9,418,000), narrow elastic fabrics ($2,513,000) and greige fabrics ($274,000). The higher sales of knitted apparel products resulted from increased market demand for knitted apparel, primarily T-shirts, and the Company's ongoing goal of emphasizing more fashion-oriented apparel products. Finished fabrics sales increased primarily due to greater demand for the Company's synthetic fabrics used in womenswear and menswear apparel.

For the comparable thirteen-week period, cost of goods sold, as a percentage of net sales, decreased 2% from 90.8% in 1994 to 88.8% in 1995. For the comparable twenty-six week period periods, cost of goods sold as a percentage of net sales decreased 3.1%
from 92.2% in 1994 to 89.1% in 1995. A portion of the decrease (1.1%
of the total 2% in the thirteen-week period and 1.5% of the total 3.1% in the twenty-six week period) resulted from fixed manufacturing costs remaining consistent with the prior year but decreasing as a percentage of sales which rose 24% as described above. The remaining decrease (.9% in the thirteen-week period and 1.6% in the twenty-six week period) represented a combination of favorable changes in product mix, selling prices and volume related operating costs.

Selling, general and administrative expenses ("SG&A") decreased from 7.3% to 6.2% as a percentage of sales for the thirteen weeks ended April 28, 1995 when compared to same period a year ago and decreased from 7.2% to 6.7% for the comparable twenty-six week periods. These decreases resulted primarily from the Company's success in maintaining these expenses relatively constant despite sales volume increases.

Interest expense increased $ 538,000 (21%) from $2,516,000 during the second thirteen-week period ended in 1994 to $3,054,000 in 1995. For the comparable twenty-six week periods, interest expense increased $1,161,000 (23%) from $5,030,000 to $6,191,000. This increase resulted primarily from increases in the prime rate of interest from 6% effective March 23, 1994 to its current level of 9% effective February 1, 1995 along with similar increases in the CD and LIBOR rates of interest. These increased interest rates have negatively impacted interest expense incurred on the Company's variable rate debt which consists primarily of factor borrowings and term loan facility. The rising interest rates offset decreases in interest expense attributable to a $10.8 million reduction of average outstanding long-term and subordinated debt obligations during the first six months of 1995 as compared to the comparable period in 1994.

During the second quarter of 1995, the Company recorded a loss of $4,469,000 as a result of disposal of the assets of its Marion Fabrics greige goods operation at less than book value and an additional charge of $1,938,000 to writedown the assets of Highland Yarn and Jefferson Mills to an amount which more appropriately reflects their estimated disposal value. These losses on disposal of assets, which total $6,407,000, consisted primarily of a writedown of property, plant and equipment ($3.6 million), inventory ($1.9 million), and other accruals related to the ultimate disposition of assets ($900,000). In addition, the Company incurred an operating loss on the discontinued operations of Marion Fabrics totaling $975,000 for the months of February and March, 1995 representing the net of $6,219,000 sales less cost of goods sold of $6,621,000 and SG&A of $573,000. The losses on disposal and writedown of assets when combined with the operating loss on discontinued operations resulted in a total loss from discontinued operations during the second quarter of 1995 of $7,382,000.

During the first half of fiscal 1995, the Company recorded charges totaling $15,369,000 to discontinue its Highland Yarn and Jefferson Mills corduroy and diaper operations and dispose of its Marion Fabrics greige goods operation, including a loss on operations of $2,185,000 and a loss on disposal of assets of $13,184,000. The loss on disposal of assets consisted primarily of a writedown of property, plant and equipment ($7.6 million), inventory ($3.4 million) and other accruals ($2.2 million). The Company does not anticipate incurring any additional charges relating to these discontinued operations in future earning periods.

Financial Condition:

Despite a net loss of $16.2 million during the first two fiscal quarters of 1995, operating activities generated net cash of $8 million. This cash was generated as a result of the $16.2 million net loss being adjusted to a cash basis for depreciation and amortization ($5.1 million), the provision for losses on accounts receivable ($1.2 million) and the provision for losses on property, plant and equipment ($7.6 million), none of which required cash, together with a decrease in inventories ($9.2 million) and accounts receivable ($2.7 million) which offset decreases in accounts payable ($954,000) and increases in prepaid and other assets ($634,000). Cash flow from operations along with proceeds from the sale of property, plant and equipment of $6.5 million, as well as cash on hand, provided funds to repay long-term debt and subordinated debentures of $13.7 million and purchase equipment of $2 million.

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

In order for the Company to meet its working capital needs during the first and second quarters of fiscal 1995 as it discontinued three of its business units and to enable the Company to have sufficient cash to redeem $4.4 million of its Subordinated Extendible Debentures due April 1, 2000 Series C (11%) (the "Series C Debentures"), the Company has pledged its inventory pursuant to an inventory security agreement with its principal factor. This arrangement, which is in the process of being set forth in a formal agreement, allows the Company to receive advances of funds up to 50% of eligible inventory but not to exceed $10 million, in addition to funds available based on eligible receivables. As of April 28, 1995, the Company had approximately $8.6 million of funds available under its factoring agreements based upon 90% of eligible accounts receivable and 50% of eligible inventory. Advances based on eligible accounts receivable bear interest at the rate of prime plus 1/2%. Advances based on eligible inventory bear interest at the rate of prime plus 3/4%.

At April 28, 1995, working capital equaled $2.5 million, a decrease of $9.7 million from the fiscal year ended October 28, 1994. This decrease in working capital is due primarily to decreases in cash ($1.2 million), accounts receivable ($3.9 million) and inventory ($9 million) which more than offset increases in prepaid expenses ($631,000) and decreases in accounts payable ($1.0 million) and current maturities of long-term debt ($3.1 million). Discontinued operations and the charge for loss on sale of assets, reduced working capital by $11.4 million while continuing operations improved working capital by $1.7 million during the twenty-six week period.

On October 29, 1990, the Company obtained a $40 million credit facility, which has been fully funded. The proceeds of the credit facility were used to reduce factor debt incurred principally to fund acquisitions and capital improvements and for working capital and other general corporate purposes. Borrowings under the credit facility bear interest, at the Company's option, at either prime or an alternative rate based upon LIBOR or CD rates. The remaining balance on the facility of $20.5 million is payable in monthly installments through the end of fiscal 1997. The credit facility places limitations on the Company's rental expense, additional indebtedness, acquisitions, capital expenditures and sale or disposal of assets. The Company is also required to maintain a stated amount of working capital and tangible net worth as well as certain financial ratios, including stated ratios of assets to current liabilities and of earnings to fixed charges. This facility has been amended from time to time to make the restrictive covenants less restrictive, to defer principal repayments and to effect other changes. On April 28, 1994, the credit facility was amended to (i) change the installment payments from a quarterly to monthly basis, (ii) defer the April quarterly installment payment over the remaining term of the facility, (iii) amend the covenants described above to make them less restrictive, (iv) impose an interest rate margin of 1% on the prime rate used with respect to the loan and (v) increase the interest rate margin used in calculating the CD and LIBOR rates of interest on the loan from a base of 1.25% to 2.25% as of April 28, 1994. The amendment further provides (a) for the applicable interest rate margin on CD and LIBOR rates of interest to be increased or decreased within a range of 1.25% to 2.75% and (b) the prime interest rate margin to be increased or decreased within a range of 0% to 1.5%, both based on the ratio of the Company's senior debt plus factor advances to earnings before inter est, taxes, depreciation and amortization. On January 27, 1995, the credit facility was amended to defer the February and March 1995 payments totaling $1.5 million and to make the restrictive covenants less restrictive and bring the Company into compliance with all the covenants contained in the credit facility, after giving consideration to the charge the Company recorded in the first quarter of 1995 from discontinuance of the its commodity yarn, corduroy, and diaper fabric operations. On April 28, 1995, the credit facility was further amended to (a) restructure the payment schedule as follows; (i) reduce the May through October 1995 monthly installment from $750,000 to $350,000, and (ii) reduce the November 1995 through December 1996 monthly installments from $750,000 to $600,000; (b) allow the Company to reduce its fiscal 1996 installments up to $1.2 million with the proceeds it may realize if and when the discontinued Highland Yarn property, plant and equipment is sold, and (c) amend the restrictive covenants to make them less restrictive and bring the Company into compliance with all the covenants contained in the credit facility, after giving consideration to the additional charges the Company recorded in the second quarter of 1995 from discontinuance of its commodity yarn, corduroy and diaper fabric operations and sale of its Marion Fabrics greige goods operations.

In April 1990, the Company issued $7.1 million in principal amount of Subordinated Extendible Debentures due April 1, 2000, Series C (11%) (the "Series C Debentures") in an underwritten public offering. The net proceeds of this offering were used to reduce factor indebtedness incurred to fund capital expenditures. The annual interest rate of the Series C Debentures may be adjusted at the sole discretion of the Company on April 1, 1995 and on each April 1 thereafter until maturity in 2000. The Company reset the interest rate on the Series C Debentures to 13% for the period beginning April 1, 1995 and ending March 31, 1996. The Series C Debentures were redeemable on April 1, 1995 and will be redeemable on each April 1 thereafter until maturity, in whole or in part, at the option of the holder or the Company for the principal amount thereof plus accrued interest through the date of redemption. On April 1, 1995, $4,393,000 of the Series C Debentures were redeemed at the option of the holders thereof.

The remaining principal amount outstanding totaled $2,757,000 as of April 28, 1995.

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

On September 8, 1993, the Company issued $34.5 million in principal amount of Senior Subordinated Debentures due August 1, 1999 ("8-3/4% Debentures"). The annual interest rate of these debentures is 8.75%, payable semiannually on August 1 and February 1 of each year commencing February 1, 1994. The 8-3/4% Debentures, which cannot be called prior to their maturity date, are unsecured obligations but contain covenants that place limitations on the use of proceeds from disposal of assets and on the incurrence of additional indebtedness and senior indebtedness (as defined in the indenture) if such indebtedness would exceed stated ratios of capitalization and earnings after such incurrence. The Company is currently prohibited, by the covenant described in (i) below, from incurring additional indebtedness. The Company may not incur additional indebtedness if, after giving effect to such incurrence, the aggregate amount of indebtedness of the Company would exceed either of
(i) 75% of the sum of all indebtedness, stockholders' equity and any redeemable preferred stock or (ii) the product of (x) 4.25 multiplied by
(y) the Company's net income before interest, income taxes, depreciation and amortization, and other noncash charges reducing income, all for the four consecutive fiscal quarters preceding such incurrence (excluding writedowns of discontinued operations). In addition, the Company may not incur additional senior indebtedness (as defined in the indenture) if, after giving effect of such incurrence, the aggregate amount of senior indebtedness would exceed 60% of the sum of all indebtedness, stockholders' equity and any redeemable preferred stock. Advances under the Company's factoring agreements are not considered indebtedness for the purpose of these covenants.

Net proceeds from the issue of 8-3/4% Debentures was $33.5 million (net $1.0 million issue costs). These funds were used to redeem all outstanding shares of preferred stock ($5.1 million) and all outstanding Series A and Series B Debentures ($8.4 million), to repay long-term debt ($8.1 million) and to reduce factor advances ($11.9 million).

The Company plans to place into service $5.2 million of machinery and equipment during fiscal 1995. This equipment primarily will increase fabric dyeing and finishing capacity as well as increase knit apparel product sewing capacity. Management anticipates that approximately $3.2 million of the $5.2 million of equipment will be placed into service through operating leases and therefore not reflected in the balance sheet.

On March 31, 1995, the Company sold its Marion Fabrics greige goods operations for approximately $10.7 million which included all property, plant and equipment and inventory. The sales price, which is subject to an inventory adjustment of approximately $200,000, was received in the form of cash of $8.7 million and a subordinated note of $2 million which is due within 180 days of closing. The sale of Marion, enabled the Company to repay long-term debt of $5.7 million and factor advances of approximately $3 million. The Company will further reduce its factor advances by $2 million upon collection of the note and approximately $8 million as Marion Fabrics' accounts receivable are liquidated.

Subsequent to the end of the second quarter, on May 26, 1995, the Company sold the property, plant and equipment of its previously discontinued Jefferson corduroy and diaper fabrics operations for $2.4 million. The proceeds from the sale were used to reduce the term loan with its principal factor.

As a result of the improved operating performance of the Company's continuing operations and the discontinuance of the Company's greige goods operations, the Company has been able to significantly improve its cash flow from operations and sales of assets and reduce its long-term debt and subordinated debentures by $13.7 million as of April 28, 1995. The sale of Jefferson Mills subsequent to the end of the second quarter enabled the Company to further reduce its long-term debt by $2.4 million. In addition, the Company, through the restructuring of its term loan facility, has reduced its current maturities of long-term debt by $3.3 million over the next twelve months. Management believes cash flows from operations and funds available under factoring agreements, will provide the Company with sufficient sources of funds to meet its cash needs during the third and fourth quarters of 1995. The Company is experiencing improved market conditions and, assuming that market conditions continue to improve, management expects that operations will improve and inventory levels will be reduced as compared to the same quarterly periods in 1994, resulting in increased cash being generated from operations as well as improved liquidity.

                     	PART II.  OTHER INFORMATION


Item 4.  Submission of Matters to a Vote of Security Holders:

The Registrant's Annual Meeting of Stockholders was held on March 14, 1995. The proposals voted upon and the results of voting were as follows:

     (1) Election of Class II Directors for a three-year term:

                                  Votes                  Votes
                                   for                 Withheld

William D. Goldston, Jr.	5,989,808		83,250
Andrew J. Parise, Jr.	        5,991,524		81,534
John S. Rainey			5,990,941		82,117


All Class I and Class III Directors continue as previously reported.


(2)	Proposal to amend Directors' Deferred Stock Compensation Plan to increase by 100,000 shares of common stock, the number of shares of common stock which may be issued under the Plan.

		Votes for:		5,634,244
		Votes against:	  	  316,948
		Votes withheld:		   69,133

(3) Proposal to approve ratification of Ernst & Young, LLP as independent auditors for the fiscal year ending November
        3, 1995.

         Votes for:       	6,009,082
         Votes against:           37,967
         Votes withheld:          26,009

Item 6.  Exhibits and Reports on Form 8-K:

     (a)	Exhibits

     		Exhibits to this report are listed in the accompanying index to exhibits.

     (b)	Reports on Form 8-K

	    	On April 17, 1995, the Registrant filed Form 8-K Current Report for Item 2 Acquisition or Disposition of Assets with respect to its sale of the Marion Fabrics greige goods facility.

                The Form 8-K included the following financial information:

                Introductory Statement

                Unaudited Pro Forma Consolidated Balance Sheet as of January 27, 1995

                Note to Unaudited Pro Forma Consolidated Balance Sheet

                Unaudited Pro Forma Statement of Consolidated Operations for the thirteen weeks ended January 27, 1995

                Unaudited Pro Forma Statement of Consolidated Operations for the fiscal year ended October 28, 1994

                Notes to Unaudited Pro Forma Statements of Consolidated
                Operations

                              	SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              TEXFI INDUSTRIES, INC.
                                   (Registrant)



Date:  June 12, 1995         By:S/Dane L. Vincent
                                   Dane L. Vincent
                                   Vice President Finance
				   and Treasurer

                         TEXFI INDUSTRIES, INC.

                           INDEX TO EXHIBITS


*2 		Asset Purchase Agreement dated  as of February 10, 1995,
                by and between the Registrant and Marion, Inc. filed as Exhibits 2(a) through 2(g) to the Registrant's Form 8K Current Report dated March 31, 1995.

*4(a)(1)	Restated Certificate of Incorporation of the Registrant
                dated August 13, 1969, filed as Exhibit (3)(a)(1) to the Registrant's Form 10-K Annual Report for the fiscal year ended October 31, 1980.

*4(a)(2)	Certificate of Amendment of Certificate of Incorporation
                of the Registrant dated March 16, 1972, filed as Exhibit
                (3)(a)(2) to the Registrant's Form 10-K Annual Report for the fiscal year ended October 31, 1980.

*4(a)(3)	Certificate of Amendment of Certificate of Incorporation
                of the Registrant dated March 27, 1978, filed as Exhibit
                (3)(a)(3) to the Registrant's Form 10-K Annual Report for the fiscal year ended October 31, 1980.

*4(a)(4)	Certificate of Amendment of Certificate of Incorporation
                of the Registrant dated May 19, 1986, filed as Exhibit
                4.4 to the Registrant's Form S-8 Registration Statement (No. 33-14697).

*4(a)(5)	Certificate of Amendment of Certificate of Incorporation
                of the Registrant dated March 20, 1987, filed as Exhibit
                4.5 to the Registrant's Form S-8 Registration Statement (No. 33-14697).

*4(a)(6)	Certificate of Amendment of Certificate of Incorporation
                of the Registrant dated September 28, 1987, filed as
                Exhibit 4(a)(6) to  the Registrant's Form S-2
                Registration Statement (No. 33-16794).

*4(a)(7)	Certificate of Designations of the Registrant dated
                November 20,1987, filed as Exhibit 4(a)(7) to the Registrant's Form S-2 Registration Statement (No.
                33-16794).

*4(a)(8)	Certificate of Designations of the Registrant dated
                March 8, 1988, filed as Exhibit 4(a)(8) to the
                Registrant's Form S-2 Registration Statement (No.
                33-20131).

*4(a)(9)	Certificate of Designations of the Registrant dated
                August 4, 1988, filed as Exhibit 4(d)(9) to the
                Registrant's Form 10-Q Quarterly Report for the fiscal quarter ended July 29, 1988.

*4(b)(1)	Bylaws of the Registrant, filed as Exhibit 4.6 to the
                Registrant's Form S-8 Registration Statement (No.
                33-14697).

*4(b)(2)	Amendment to Bylaws of the Registrant, filed as Exhibit
                4(b)(2) to the Registrant's Form S-2 Registration
                Statement (No. 33-16794).

*4(b)(3)	Amendment to Bylaws of the Registrant adopted by
                Registrant's Board of Directors on January 18, 1991, filed as Exhibit 3(b)(3) to the Registrant's Form 10-K Annual Report for the fiscal year ended November 2, 1990.

*4(b)(4)	Amendment to Bylaws of the Registrant adopted by
                Registrant's Board of Directors on August 31, 1994, filed as Exhibit 4(b)(4) to the Registrant's Form 10-Q Quarterly Report for the fiscal quarter ended July 29, 1994.

*4(b)(5)	Amendment to Bylaws of the Registrant adopted by
                Registrant's Board of Directors on September 7, 1994, filed as Exhibit 4(b)(5) to the Registrant's Form 10-Q Quarterly Report for the fiscal quarter ended July 29, 1994.

*4(c)(1)	Indenture between the Registrant and Rhode Island
                Hospital Trust National Bank, Trustee, with a copy of Subordinated Debentures due April 1, 1995, Series A, Subordinated Debentures due April 1, 1995, Series B and Subordinated Extendible Debentures due April 1, 2000, Series C attached, filed as Exhibit 4(f) to the Registrant's Form S-2 Registration Statement (No. 33-32485).

*4(c)(2)	First Supplemental Indenture between the Registrant and
                Rhode Island Hospital Trust National Bank, Trustee, with a revised Subordinated Debenture due April 1, 1995, Series B attached, filed as Exhibit 4 to the Registrant's Form 8-K Current Form dated May 16, 1990.

*4(c)(3)	Indenture dated October 1, 1991 between the Registrant
                and The First National Bank of Boston, Trustee, with copy of 11-1/4% Convertible Senior Subordinated Debenture due October 1, 1997, filed as Exhibit 4(a)(1) to the Registrant's Form 10-K Annual Report for the fiscal year ended November 1, 1991.

*4(c)(4)	Indenture dated September 8, 1993 between the Registrant
                and the First Union National Bank of North Carolina, Trustee, with copy of 8-3/4% Senior Subordinated Debenture due August 1, 1999, filed as Exhibit 4(c)(2) to the Registrant's Form 10-Q Quarterly Report for the fiscal quarter ended July 30, 1993.

*4(d)(1)	Specimen Common Stock ($1 par value) certificates, filed
                as Exhibit 4.01 to Amendment No. 2 to the Registrant's Form S-1 Registration Statement (No. 2-41653).

*4(e)(1)	Rights Agreement dated July 22, 1988 between Registrant
                and First Union National Bank of North Carolina, as Rights Agent, filed as Exhibit 1 to the Registrant's Form 8-K Current Form dated July 22, 1988.

*4(e)(2)	Form of Rights Certificate, filed as Exhibit B to
                Exhibit 1 to the Registrant's Form 8-K Current Form dated July 22, 1988.

*4(e)(3) 	Amendment to Rights Agreement between the Registrant and
                First Union National Bank of North Carolina dated
                October 31, 1988, filed as Exhibit 4(e)(3) to the
                Registrant's Form S-2 Registration Statement (No.
                33-32485).

*4(e)(4)	Second Amendment to Rights Agreement dated May 24, 1994
                between Registrant and First Union National Bank of North Carolina, as Rights Agent, filed as Exhibit 4(e)(4) to the Registrant's Form 10-Q Quarterly Report for the fiscal quarter ended April 29, 1994.

*4(e)(5)	Third Amendment to Rights Agreement dated December 16,
                1994 between Registrant and First Union National Bank of
                North   Carolina, as Rights Agent, filed as Exhibit
                4(c)(5) to the Registrant's Form 10-K Annual Report for the fiscal year ended October 28, 1994.

*4(f)(1) Loan Agreement dated October 29, 1990 between the Registrant and NCNB National Bank of North Carolina, filed as Exhibit 2(a) to the Registrant's Form 8-K Current Form dated November 12, 1990.

*4(f)(2) 	First Amendment to Loan Agreement dated March 14, 1991
                between Registrant and NCNB National Bank of North Carolina, filed as Exhibit 19(a)(1) to the Registrant's Form 10-Q Quarterly Report for the fiscal quarter ended May 3, 1991.

*4(f)(3)	Second Amendment to Loan Agreement dated March 28, 1991
                between Registrant and NCNB National Bank of North Carolina, filed as Exhibit 19(a)(2) to the Registrant's Form 10-Q Quarterly Report for the fiscal quarter ended May 3, 1991.

*4(f)(4)	Third Amendment to Loan Agreement dated May 29, 1991
                between Registrant and NCNB National Bank of North Carolina, filed as Exhibit 19(a)(3) to the Registrant's Form 10-Q Quarterly Report for the fiscal quarter ended May 3, 1991.

*4(f)(5)	Fourth Amendment to Loan Agreement dated June 14, 1991
                between Registrant and NCNB National Bank of North Carolina, filed as Exhibit 19(a)(4) to the Registrant's Form 10-Q Quarterly Report for the fiscal quarter ended May 3, 1991.

*4(f)(6) Fifth Amendment to Loan Agreement dated January 28, 1992 between Registrant and NCNB National Bank of North Carolina, filed as Exhibit 4(e)(6) to the Registrant's Form 10-K Annual Report for the fiscal year ended
                November 1, 1991.

*4(f)(7)	Sixth Amendment to Loan Agreement dated November 4, 1992
                between Registrant and NationsBank of North Carolina, N.A. (formerly NCNB National Bank of North Carolina), filed as Exhibit 4(e)(7) to the Registrant's Form 10-K Annual Report for the fiscal year ended October 30, 1992.

*4(f)(8)	Seventh Amendment to Loan Agreement dated December 22,
                1992 between Registrant and NationsBank of North Carolina, N.A. (formerly NCNB National Bank of North Carolina), filed as Exhibit 4(e)(8) to the Registrant's Form 10-K Annual Report for the fiscal year ended October 30, 1992.

*4(f)(9)	Eighth Amendment to Loan Agreement dated August 25, 1993
                between Registrant and NationsBank of North Carolina, N.A. (formerly NCNB National Bank of North Carolina), filed as Exhibit 4(g)(9) to the Registrant's Form S-2 Registration Statement (No. 33-66678).

*4(f)(10)	Ninth Amendment to Loan Agreement dated October 29, 1993
                between Registrant and NationsBank of North Carolina,
                N.A. (formerly NCNB National Bank of North Carolina), filed as Exhibit 4(f)(10) to the Registrant's Form 10-K
                Annual Report for the fiscal year ended October 29, 1993.

*4(f)(11)	Tenth Amendment to Loan Agreement dated April 28, 1994 between
                Registrant and NationsBank of North Carolina, N.A.
                (formerly NCNB National Bank of North Carolina), filed as Exhibit 4(f)(11) to the Registrant's Form 10-Q
                Quarterly Report for the fiscal quarter ended April 29, 1994.

*4(f)(12)	Eleventh Amendment to Loan Agreement dated October 28,
                1994 between Registrant and NationsBank of North
                Carolina, N.A.  (formerly NCNB National Bank of North
                Carolina) filed as Exhibit 4(d)(12) to the Registrant's
                Form 10-K Annual Report for the fiscal year ended
                October 28, 1994.

*4(f)(13)	Twelfth Amendment to Loan Agreement dated January 27, 1995
                between Registrant and NationsBank of North Carolina,
                N.A. (formerly NCNB National Bank of North Carolina), filed as Exhibit 4(d)(13) to the Registrant's Form 10-Q
                Quarterly Report for the fiscal quarter ended January
                27, 1995.

4(f)(14)	Thirteenth Amendment to Loan Agreement dated April 28,
                1995 between Registrant and NationsBank of North
                Carolina, N.A. (formerly NCNB National Bank of North
                Carolina).

Management contract or compensatory plan or arrangement (Exhibits
10(a)(1) through 10(a)(17))

*10(a)(1)	1987 Nonqualified Stock Option Plan, as adopted by the
                Registrant's Board of Directors on December 16, 1987 and approved March 8, 1988 at a meeting of the stockholders, filed as Exhibit 4(c)(11) to the Registrant's Form 10-Q
                Quarterly Report for the fiscal quarter ended April 29, 1988.

*10(a)(2)	Form of 1987 Nonqualified Stock Option Agreement, filed
                as Exhibit 4(c)(12) to the Registrant's Form 10-Q
                Quarterly Report for the fiscal quarter ended April 29, 1988.

*10(a)(3)       Resolutions amending the 1987 Nonqualified Stock Option
                Plan, as adopted by the Registrant's Board of Directors on January 8, 1991 and the Registrant's Stockholders on
                March 12, 1991, filed as Exhibit 10(a)(9) to the
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

*10(a)(5)       Form of 1987 Nonqualified Stock Option Agreement between
                Michael A. Miller and the Registrant, filed as Exhibit
                10(a)(13) to the Registrant's Form 10-K Annual Report for the fiscal year ended November 2, 1990.

*10(a)(6)	Directors' Deferred Stock Compensation Plan as adopted
                by the Registrant's Board of Directors on July 14, 1989, filed as Exhibit 19 to the Registrant's Form 10-Q
                Quarterly Report for the fiscal quarter ended July 28, 1989.

10(a)(7)	Resolutions amending the Directors' Deferred Stock
                Compensation Plan as adopted by the Registrant's Board of Directors on November 30, 1994 and the Registrant's Stockholders on March 14, 1995.

*10(a)(8)	Agreement dated March 1, 1989 between the Registrant and
                Michael A. Miller, filed as Exhibit 10(a)(12) to the
                Registrant's Form S-2 Registration Statement (No.
                33-32485).

*10(a)(9)	1990 Executive Stock Purchase Plan, dated January 9,
                1990, filed as Exhibit 4(d)(16) to the Registrant's Form
                10-Q Quarterly Report for the fiscal quarter ended
                February 2, 1990.

*10(a)(10)      Resolutions amending the 1990 Executive Stock Purchase
                Plan, as adopted by the Registrant's Board of Directors on March 9, 1993, filed as Exhibit 19(g) to the Registrant's Form 10-Q Quarterly Report for the quarter ended April 30, 1993.

*10(a)(11)      1990 Restricted Incentive Stock Plan, dated January 9, 1990, filed as Exhibit 4(d)(17) to the Registrant's Form 10-Q
                Quarterly Report for the fiscal quarter ended February
                2, 1990.

*10(a)(12)      Employment Agreement dated November 17, 1992 between the
                Registrant and Michael A. Miller, filed as Exhibit 10
                (a) (26) to the Registrant's Form 10-K Annual Report for the fiscal year ended October 30, 1992.

*10(a)(13)      Amendment to Employment Agreement dated January 29, 1993
                between the Registrant and Michael A. Miller, filed as
                Exhibit 19(d) to the Registrant's Form 10-Q Quarterly
                Report for the fiscal quarter ended April 30, 1993.

*10(a)(14)      Employment Agreement dated October 31, 1994 between the
                Registrant and Andrew J. Parise, Jr.

*10(a)(15)      Description of the Registrant's 1994 Management
                Incentive Compensation Plan adopted by the Registrant's
                Board of Directors on February 15, 1994, filed as
                Exhibit 10(a)(24) to the Registrant's Form 10-K Annual
                Report for the year ended October 28, 1994.

*10(a)(16)      Description of the Registrant's Target Ownership Program
                adopted by the Registrant's Board of Directors on February 15, 1994, filed as Exhibit 10(a)(25) to the
                Registrant's From 10-K Annual Report for the year ended
                October 28, 1994.

10(a)(17)	Employment Agreement dated April 1, 1995 between the
                Registrant and William L. Remley.

*10(b)(1)	Term Loan Agreement dated September 15, 1989 between
                Elastex, Inc. and BarclaysAmerican/Commercial, Inc., filed as Exhibit 10(e)(3) to the Registrant's Form S-2
                Registration Statement (No. 33- 32485).

*10(b)(2)	Deed of Trust and Security Agreement dated September 15,
                1989 between Elastex, Inc., Eugene M. Anderson, Jr. and
                BarclaysAmerican/Commercial, Inc., filed as Exhibit
                10(e)(4) to the Registrant's Form S-2 Registration
                Statement (No. 33-32485).

*10(b)(3)	First Supplement to Deed of Trust dated September 15,
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

*10(b)(14)      Amendment to Term Loan Agreement dated January 27, 1995
                between Registrant and The CIT Group/BCC, Inc. (formerly
                Barclays Commercial Corporation) filed as Exhibit
                10(b)(14) to the Registrant's Form 10-Q Quarterly Report for the fiscal quarter ended January 27, 1995.

10(b)(15)	Amendment to term Loan Agreement dated April 28, 1995
                between Registrant and The CIT Group/BCC, Inc. (formerly
                Barclays Commercial Corporation).

*10(b)(16)      Inventory Security Agreement dated February 1, 1995
                between Registrant and The CIT Group/Commercial
                Services, Inc. (formerly Barclays Commercial
                Corporation) filed as Exhibit 10(b)(15) to the Registrant's Form 10-Q Quarterly Report for the fiscal quarter ended January 27, 1995.

10(b)(17)	Inventory Security Agreement dated March 31, 1995
                between Registrant and the CIT Group/Commercial
                Services, Inc. (formerly Barclays Commercial
                Corporation).

*10(b)(18)      Security Agreement dated October 30, 1992 between the
                Registrant and Barclays Commercial Corporation, filed as
                Exhibit 10(c)(11) to the Registrant's Form 10-K Annual
                Report for the fiscal year ended October 30, 1992.

*10(b)(19)      First Supplement to Deed of Trust and Security Agreement
                dated October 30, 1992 between the Registrant and Barclays Commercial Corporation, filed as Exhibit
                10(c)(12) to the Registrant's Form 10-K Annual Report for the fiscal year ended October 30, 1992.

*10(b)(20)      Second Supplement to Deed of Trust and Security
                Agreement dated October 30, 1992 between the Registrant and Barclays Commercial Corporation, filed as Exhibit
                10(c)(13) to the Registrant's Form 10-K Annual Report for the fiscal year ended October 30, 1992.

*10(b)(21)      Modification of Deed to secure Debt dated October 30,
                1992 between the Registrant and Barclays Commercial
                Corporation, filed as Exhibit 10(c)(14) to the Registrant's Form 10-K Annual Report for the fiscal year ended October 30, 1992.

*10(b)(22)      Master Loan and Security Agreement dated June 1, 1993
                between the Registrant and BOT Financial Corporation and related Promissory Note dated June 4, 1993 between the
                Registrant and BOT Financial Corporation, filed as
                Exhibit 19(h) to the Registrant's Form 10-Q Quarterly
                Report for the fiscal quarter ended April 30, 1993.

*10(b)(23)      Loan Schedule No. 2 to Master Loan and Security
                Agreement and related Promissory Note and Supplemental
                Security Agreement dated July 30, 1993 between the
                Registrant and BOT Financial Corporation, filed as
                Exhibit 10(b)(19) to the Registrant's Form 10-K Annual
                Report for the fiscal year ended October 29, 1993.

*10(b)(24)      Loan Schedule No. 3 to Master Loan and Security
                Agreement and Related Promissory Note and Supplemental
                Security Agreement dated October 29, 1993 between the
                Registrant and BOT Financial Corporation, filed as
                Exhibit 10(b)(20) to the Registrant's Form 10-K Annual
                Report for the fiscal year ended October 29, 1993.

*10(b)(25)      Master Loan and Security Agreement dated June 1, 1993
                between the Registrant and KeyCorp. Leasing Ltd. and related Promissory Note dated June 4, 1993 between the
                Registrant and KeyCorp. Leasing Ltd., filed as Exhibit
                19(i) to the Registrant's Form 10-Q Quarterly Report for the fiscal quarter ended April 30, 1993.

10(c)(1)	Loan Agreement dated October 29, 1990 and Amendments
                thereto between the Registrant and NCNB National Bank of North Carolina, incorporated by reference as Exhibits 4(f)(1) through 4(f)(14) hereto.

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

27              Financial Data Schedule

__________________________________

 *Incorporated by reference to previous filing.