Form 10-Q
period 1995-07-28
TEXFI INDUSTRIES INC
filed 1995-09-11
CIK 97579

                            FORM 10-Q
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, DC  20549

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended July 28, 1995

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


          Number of shares of Common Stock outstanding
              at   September 8, 1995  -  8,650,690


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes  X   No

                     TEXFI INDUSTRIES, INC.

                 QUARTERLY REPORT ON FORM 10-Q
              FOR THE QUARTER ENDED JULY 28, 1995

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

       The consolidated financial statements included herein reflect all adjustments (none of which are other than normal recurring accruals) which are, in the opinion of management, necessary for a fair presentation of the information included. Operating results for the thirteen-week and thirty-nine periods ended July 28, 1995 are not necessarily indicative of the results that may be expected for the year ended November 3, 1995. The following consolidated financial statements are included:

     Consolidated Statements of Income for the thirteen weeks and thirty-nine weeks ended July 28, 1995 and July 29, 1994

      Consolidated Balance Sheets as of July 28, 1995 and October
28, 1994

     Consolidated Statements of Cash Flows for the thirteen weeks
and   thirty-nine  weeks  ended  July  28,  1995  and  July   29,
1994

     Condensed Notes to Consolidated Financial Statements

                      TEXFI INDUSTRIES, INC.

        CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
              (in thousands, except per share data)



                                         Thirteen  Weeks Ended    Thirty-nine  Weeks Ended
                                         July  28,    July 29,       July  28,   July 29,
                                            1995          1994           1995        1994

Net Sales ...........................    $   65,187  $   61,349    $  192,086   $163,930

Cost and Expenses:
    Cost  of goods sold ...............      58,024      54,316       171,107    148,905
    Selling,  general and admin. ......       4,001       3,893        12,505     11,270
       Total  .........................      62,025      58,209       183,612    160,175

Operating  Income.....................        3,162       3,140         8,474      3,755

Other Expense (Income):
    Interest  .........................       2,853       2,721         9,044      7,751
    Other, net .......................          (3)        (59)           (7)        (51)
       Total  .........................       2,850       2,662         9,037      7,700

Net Income (Loss) from Continuing
Operations ..........................          312          478          (563)    (3,945)

Discontinued Operations:
   Loss from operations of discontinued
    operations........................         --        (1,879)       (2,185)     (4,417)
   Loss from disposal of discontinued
    operations........................         --          --         (13,184)         --
       Total..........................         --        (1,879)      (15,369)     (4,417)


Net Income (Loss) Applicable to
Common Stockholders .................  $      312  $   (1,401)  $  (15,932)     $  (8,362)

Income (Loss) per Share:
   Income (loss) from continuing
       operations ....................      $ .04       $ .06         $(.06)       $(.50)
   Loss from discontinued
       operations ....................         --        (.23)        (1.78)        (.56)
    Net  income (loss).................     $ .04       $(.17)       $(1.84)      $(1.06)


See Notes to Consolidated Financial Statements on page 5.

                          TEXFI INDUSTRIES, INC.

                       CONSOLIDATED BALANCE SHEETS
                              (in thousands)

                                             (Unaudited)
                                              July 28,      October 28,
                                                1995           1994
ASSETS

CURRENT ASSETS:
   Cash and cash equivalents ...............  $     115         1,468
   Receivables:
      Trade .................................     2,593           170
      Due from factor .......................     4,835        10,024
      Other .................................     2,322           156
   Inventories ..............................    32,372        42,131
   Prepaid expenses .........................     3,018         2,235
     Total...................................    45,255        56,184

PROPERTY, PLANT AND EQUIPMENT - Net .........    55,977        75,945

OTHER ASSETS ................................     4,092         5,051

                                               $105,324      $137,180

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Current maturities of long-term debt .....  $  7,298      $ 11,462
   Accounts payable .........................    27,947        25,531
   Other liabilities ........................     6,852         6,950
   Federal and state income taxes ...........        70            70
      Total..................................    42,167        44,013

LONG-TERM DEBT ..............................    15,332        25,015

SUBORDINATED DEBENTURES .....................    40,724        45,127

OTHER LONG-TERM OBLIGATIONS .................     1,882         1,842

COMMON STOCKHOLDERS' EQUITY:
   Common stock, $1.00 par value ............     8,651         8,653
   Additional paid-in capital ...............    25,069        25,099
   Retained earnings ........................   (28,501)      (12,569)
      Total..................................     5,219        21,183

                                               $105,324      $137,180

See Notes to Consolidated Financial Statements on page 5.

                           TEXFI INDUSTRIES, INC.

             CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                               (in thousands)



                                           Thirteen Weeks Ended   Thirty-nine Weeks Ended
                                           July 28,    July 29,      July 28,    July 29,
                                               1995       1994           1995       1994
OPERATING ACTIVITIES
   Net income (loss) ......................  $   312    $ (1,401)   $(15,932)   $ (8,362)
   Adjustments to reconcile net income
    (loss) to net cash provided by
    operating activities:
      Depreciation & amortization ..........    2,246       2,766       7,376      8,282
     Provision for losses on accounts
       receivable ..........................     (744)        126         456        388
      (Gain) loss on sale or disposition of
     property, plant and equipment..........       51         (23)      7,609        (25)
     Change in operating assets and
      liabilities:
          Accounts receivable ..............   (2,591)     (1,119)        144      4,463
          Inventories ......................      513      (2,595)      9,759     (4,038)
         Prepaid and other assets .........      (337)        164        (971)    (1,073)
         Accounts payables and accrued
           liabilities .....................    3,311         820       2,357        380
   NET CASH PROVIDED BY (USED IN)
      OPERATING ACTIVITIES..................    2,761      (1,262)     10,798         15

INVESTING ACTIVITIES
   Purchases of property, plant and
    equipment .............................    (1,116)       (777)     (3,162)     (2,062)
   Proceeds from sale of property, plant
      and equipment.........................    2,773          25       9,293          62
    NET CASH PROVIDED BY (USED IN)
       OPERATING ACTIVITIES.................    1,657        (752)      6,131      (2,000)

FINANCING ACTIVITIES
   Payments on long-term debt..............    (4,533)     (2,045)    (13,857)     (4,217)
    Redemption  of subordinated debentures .       --          --      (4,393)         --
    Proceeds from stock options exercised ..     --            76          --         100
    Restricted stock forfeitures............     --            --         (32)         --
    Proceeds from sale of treasury stock....     --          4,891         --       4,891

    NET CASH PROVIDED BY (USED IN)
     FINANCING ACTIVITIES         .........   (4,533)        2,922     (18,282)      774

    (DECREASE) INCREASE IN CASH AND
     CASH EQUIVALENTS .....................     (115)         908      (1,353)     (1,211)
Cash and cash equivalents at
  beginning of period ......................      230         222       1,468       2,341
    CASH AND CASH EQUIVALENTS
       AT END OF PERIOD.....................  $   115    $  1,130     $   115    $  1,130


See Notes to Consolidated Financial Statements on page 5.

                          TEXFI INDUSTRIES, INC.

           CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                              July 28, 1995

1.  Details of certain balance sheet captions are as follows (in thousands):

                                             (Unaudited)
                                                July 28    October 28,
                                                  1995        1994

INVENTORIES:
  Finished goods .............................  $ 12,338     $ 17,108
  Goods in process ...........................    11,917       14,912
  Raw materials ..............................     5,062        6,513
  Supplies ...................................     3,055        3,598
       Total .................................  $ 32,372     $ 42,131

PROPERTY, PLANT AND EQUIPMENT:
  Land and land improvements .................  $  3,728     $  3,969
  Buildings ..................................    23,631       27,414
  Machinery, equipment, etc. .................    86,897      105,492
  Leasehold improvements .....................        82          171
  Construction in progress ...................     1,767        1,256
       Total .................................   116,105      138,302
  Less accumulated depreciation ..............    60,128       62,357
  Property, plant and equipment, net .........  $ 55,977     $ 75,945

LONG-TERM DEBT:
   Term loan and revolving loans to a bank with
    variable interest rate (9.18% at July 28,
    1995 and 8.1875% at October 28, 1994)and
    period options.  Principal payments due
    monthly through October 31, 1997..........  $ 19,048     $ 27,798
   Term loan at prime plus 1%, payable in
    monthly installments plus interest
    through October 1997 ......................    1,120        4,500
   Term loan at 6.75%, payable in monthly
    installments plus interest through November
    1, 1998....................................    1,953        3,502
   Other obligations, principally at prime,
    payable through 2009 ......................      509          677
       Total .................................    22,630       36,477
   Less current maturities ....................    7,298       11,462
   Due after one year ......................... $ 15,332     $ 25,015

1.  Continued

                                           July 28,  October 28,
                                             1995        1994

SUBORDINATED DEBENTURES:
   Senior Subordinated Debentures, 8 3/4%
    due August 1, 1999..................   $ 34,430     $ 34,440
   Subordinated Extendible Debentures,
    11%, due April 1, 2000 (Series C)...      2,757        7,150
   Convertible Senior Subordinated
    Debentures, 11-1/4% due October
    1, 1997 ............................      3,537        3,537
                                           $ 40,724     $ 45,127

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

3. At July 28, 1995, shares of common stock were reserved for possible issuance as follows:

     Conversion of 11-1/4% Convertible Senior Subordinated
        Debentures .....................................    528,647
     Stock options .....................................    507,443
        Stock options granted to Chadbourne Corporation.    600,000
     1990 Executive Stock Purchase Plan ................    186,565
     1990 Restricted Incentive Stock Plan ..............    109,089
     Directors' Deferred Stock Compensation Plan .......    162,791
       Total ...........................................  2,094,535


4.   On March 31, 1995, the Company sold all property, plant
     and  equipment, and inventory related to its Marion Fabrics plant for approximately $10.7 million. Of the total proceeds, $2 million was received in the form of a subordinated note payable in three monthly installments of $666,667 plus accrued interest. The purchaser failed to  make  the  first  payment due on  July  29,  1995.  Based  on
     information   that subsequently came to the Company's  attention,
     it  concluded that repayment of the note in the near  future  was
     unlikely.   The Company agreed to reduce the note by $330,000  by
     setoff of an agreed amount owed to the purchaser resulting from post-closing adjustments and, in early September, sold the note to certain affiliates of the purchaser for $400,000 cash. These
     transactions   created  an  additional  loss  from   discontinued
     operations of approximately $1.3 million, which will be reflected in the Company's fourth quarter results.

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations

Overview:

At the beginning of the 1995 fiscal year, under the direction of its Board of Directors, the new management team of Texfi Industries, Inc., identified what they considered were the three core business units of the Company: Texfi Blends, Texfi Elastics and Kingstree Knits. Management decided to discontinue or sell its three remaining operations: Highland Yarns, the Jefferson Mills Corduroy and Diaper operations, and Marion Fabrics. The Company has recorded charges totaling $15,369,000 during the first two fiscal quarters of 1995 in order to close Highland and Jefferson and sell Marion, all of which are accounted for as discontinued operations. Proceeds from the sale of Marion, as well as from the sale of Jefferson which occurred subsequent to its closure, have been applied as a long-term debt reduction. The Company's continuing operations are comprised of its remaining three core business units. These business units have experienced a 17.2% increase in sales and 1.7% improvement in gross margin which have contributed to a $4,719,000 improvement in operating income from continuing operations for the first nine months of 1995 compared to 1994.

Results Of Operations:

      Net sales for the thirteen weeks ended July 28, 1995 increased to $65,187,000 as compared to $61,349,000 for the thirteen weeks ended July 29, 1994. This $3,838,000 (6.3%) increase resulted from increased sales of finished fabrics ($3,993,000) and narrow elastic fabrics ($226,000) which more than offset a decrease in knitted apparel products ($381,000). Year-to-date net sales rose by $28,156,000 (17.2%) in 1995 over the comparable thirty-nine week period in 1994 as a result of increased sales of knitted apparel products ($11,733,000), finished fabrics ($13,410,000), narrow elastic fabrics ($2,739,000) and greige fabrics ($274,000). The higher sales of knitted apparel products resulted from increased market demand for knitted apparel, primarily T-shirts, and the Company's ongoing goal of emphasizing more fashion-oriented apparel products. Finished fabrics sales increased primarily due to greater demand for the Company's synthetic fabrics used in womenswear and menswear apparel.

     For the comparable thirteen-week period, cost of goods sold, as a percentage of net sales, increased slightly from 88.5% in 1994 to 89.0% in 1995. This increase was attributed to higher raw material prices. For the comparable thirty-nine week period, cost of goods sold as a percentage of net sales decreased 1.7% from 90.8% in 1994 to 89.1% in 1995. The decrease in the thirty-nine week period represented a combination of favorable changes in product mix, selling prices and volume related operating costs.

       Selling, general and administrative expenses ("SG&A") decreased from 6.3% to 6.1% as a percentage of sales for the thirteen weeks ended July 28, 1995 when compared to same period a year ago and decreased from 6.9% to 6.5% for the comparable thirty-nine week periods. These decreases resulted primarily from the Company's success in maintaining these expenses relatively constant despite sales volume increases.

      Interest expense increased $132,000 (4.9%) from $2,721,000 during the third thirteen-week period ended in 1994 to $2,853,000 in 1995. For the comparable thirty-nine week periods, interest expense increased $1,293,000 (16.7%) from $7,751,000 to
$9,044,000. This increase resulted primarily from increases in the prime rate of interest from 6% effective March 23, 1994 to 9% effective February 1, 1995 along with similar increases in the CD and LIBOR rates of interest. These increased interest rates have negatively impacted interest expense incurred on the Company's variable rate debt which consists primarily of factor borrowings and term loan facility. The rising interest rates offset decreases in interest expense attributable to a $13.9 million reduction of average outstanding long-term and subordinated debt obligations during the first nine months of 1995 as compared to the comparable period in 1994.

      During the first half of fiscal 1995, the Company recorded charges totaling $15,369,000 to discontinue its Highland Yarn and Jefferson Mills corduroy and diaper operations, and dispose of its Marion Fabrics greige goods operation, including a loss on operations of $2,185,000 and a loss on disposal of assets of $13,184,000. The loss on disposal of assets consisted primarily of a writedown of property, plant and equipment ($7.6 million), inventory ($3.4 million) and other accruals ($2.2 million).


Financial Condition:

      Despite a net loss of $15.9 million during the first three fiscal quarters of 1995, operating activities generated net cash of $10.8 million. This cash was generated as a result of the
$15.9 million net loss being adjusted to a cash basis for depreciation and amortization ($7.4 million), the provision for losses on accounts receivable ($456,000) and the provision for losses on property, plant and equipment ($7.6 million), none of which required cash, together with a decrease in inventories ($9.8 million), accounts payable ($2.4 million) and accounts receivable ($144,000) which offset increases in prepaid and other assets ($971,000). Cash flow from operations along with proceeds from the sale of property, plant and equipment of $9.3 million, as well as cash on hand, provided funds to repay long-term debt and subordinated debentures of $18.2 million and purchase equipment of $3.2 million.

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

      In order for the Company to meet its working capital needs during fiscal 1995 as it discontinued three of its business units and to enable the Company to have sufficient cash to redeem $4.4 million of its Subordinated Extendible Debentures due April 1, 2000 Series C (11%) (the "Series C Debentures"), the Company has pledged its inventory pursuant to an inventory security agreement with its principal factor. This arrangement, which is in the process  of  being  set forth in a formal agreement,  allows  the
Company to receive advances of funds up to 50% of eligible inventory but not to exceed $10 million, in addition to funds available based on eligible receivables. As of July 28, 1995, the Company had approximately $9.9 million of funds available under its factoring agreements based upon 90% of eligible accounts receivable and 50% of eligible inventory. Advances based on eligible accounts receivable bear interest at the rate of prime plus 1/2%. Advances based on eligible inventory bear interest at the rate of prime plus 3/4%.

     At July 28, 1995, working capital equaled $3.1 million, a decrease of $9.1 million from the fiscal year ended October 28, 1994. This decrease in working capital is due primarily to decreases in cash ($1.5 million), accounts receivable ($600,000), inventory ($9.8 million) and accounts payable ($2.3 million) which more than offset increases in prepaid expenses ($783,000) and decreases in current maturities of long-term debt ($4.1 million). Discontinued operations and the charge for loss on sale of assets, reduced working capital by $14.1 million while continuing operations improved working capital by $4.1 million during the thirty-nine week period.

      On October 29, 1990, the Company obtained a $40 million credit facility which has been fully funded. The proceeds of the credit facility were used to reduce factor debt incurred principally to fund acquisitions and capital improvements and for working capital and other general corporate purposes. Borrowings under the credit facility bear interest, at the Company's option, at either prime plus 1% or an alternative rate based upon LIBOR or CD rates. The remaining balance on the facility of $19 million is payable in monthly installments through the end of fiscal 1997. The credit facility places limitations on the Company's rental expense, additional indebtedness, acquisitions, capital expenditures and sale or disposal of assets. The Company is also required to maintain a stated amount of working capital and tangible net worth as well as certain financial ratios, including stated ratios of assets to current liabilities and of earnings to fixed charges. This facility has been amended: (i)
to make the restrictive covenants less restrictive so that the Company would remain in compliance with all covenant requirements, (ii) defer and reduce principal repayments to assist the Company in meeting its cash requirements, (iii) provide for the applicable interest rate margin on the prime, CD and LIBOR rates of interest to be changed within a certain range based on the ratio of the Company's senior debt plus factor advances to earnings before interest, taxes, depreciation and amortization and raise the margin associated with the CD and LIBOR rates of interest, and (iv) effect certain other changes.

      In April 1990, the Company issued $7.1 million in principal amount of Subordinated Extendible Debentures due April 1, 2000, Series C (11%) (the "Series C Debentures") in an underwritten public offering. The net proceeds of this offering were used to reduce factor indebtedness incurred to fund capital expenditures. The annual interest rate of the Series C Debentures may be adjusted at the sole discretion of the Company on April 1, 1995 and on each April 1 thereafter until maturity in 2000. The Company reset the interest rate on the Series C Debentures to 13% for the period beginning April 1, 1995 and ending March 31, 1996. The Series C Debentures were redeemable on April 1, 1995 and will be redeemable on each April 1 thereafter until maturity, in whole or in part, at the option of the holder or the Company for the principal amount thereof plus accrued interest through the date of redemption. On April 1, 1995, $4,393,000 of the Series C Debentures were redeemed at the option of the holders thereof. The remaining principal amount outstanding totaled $2,757,000 as of July 28, 1995.

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

      Net proceeds from the issue of 8-3/4% Debentures totaled $33.5 million (net $1.0 million issue costs). These funds were used to redeem all outstanding shares of preferred stock ($5.1 million) and all outstanding Series A and Series B Debentures ($8.4 million), to repay long-term debt ($8.1 million) and to reduce factor advances ($11.9 million).

      The Company plans to place into service $5.2 million of machinery and equipment during fiscal 1995. This equipment primarily will increase fabric dyeing and finishing capacity as well as increase knit apparel product sewing capacity. Approximately $3.2 million of the $5.2 million of equipment will be placed into service through committed operating lease lines and therefore not reflected in the balance sheet.

      On March 31, 1995, the Company sold its Marion Fabrics greige goods plant located in Marion, North Carolina, for
approximately  $10.7  million,  which  included   all
property, plant and equipment and inventory related to the plant.
The  sales  price was received in the form of cash of  $8.7
million and a subordinated note of $2 million payable in three equal monthly installments of $666,667 plus accrued interest, beginning July 29, 1995. The cash proceeds from the sale were used to reduce long-term debt by $5.7 million and factor advances by approximately $3 million. The purchaser failed to make the July 29 payment due on the subordinated note. Based on information that subsequently came to the Company's attention, it concluded that
repayment  of  the  note in the near future  was  unlikely.   The
Company agreed to reduce the note by $330,000 by setoff of an agreed amount owed to the purchser resulting from post-closing adjustments and, in early September, sold the note to certain affiliates of the purchaser for $400,000 cash. These transactions created an additional loss from discontinued operations of approximately $1.3 million, which will be reflected in the Company's fourth quarter results.

      As a result of the improved operating performance of the Company's continuing operations and the discontinuance of the Company's greige goods operations, the Company has been able to significantly improve its cash flow from operations and sales of assets and reduce its long-term debt and subordinated debentures by $18.2 million as of July 28, 1995. On August 30, 1995, subsequent to the end of the quarter, the company received the first funding under its leasing line and was therefore able to sell and lease back approximately $2.3 million of its 1995 machinery and equipment requirements. The money received from this funding was used to reduce the company's advances with its factor and consequently improve its working capital by $2.3 million. In addition, the Company, through the restructuring of its term loan facility, has reduced its current maturities of long-term debt by $3.5 million over the next twelve months. Management believes cash flows from operations and funds available under factoring agreements, will provide the Company with sufficient sources of funds to meet its cash needs during the fourth quarter of 1995 and, assuming no deterioration in current market conditions, for the foreseeable future.

                  PART II.  OTHER INFORMATION

Item 5.  Other Information


Item 6.  Exhibits and Reports on Form 8-K:

     (a)  Exhibits

          Exhibits to this report are listed in the accompanying index to exhibits.

     (b)  Reports on Form 8-K
          No reports on From 8-K were filed during the quarter ended July 28, 1995.

                               SIGNATURES

       Pursuant  to  the  requirements  of  the  Securities  Exchange   Act
of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              TEXFI INDUSTRIES, INC.
                                   (Registrant)



Date:  September 8, 1995         By:S/Dane L. Vincent
                                   Dane L. Vincent
                                   Vice President Finance
                                   and Treasurer

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

*4(f)(14) Thirteenth Amendment to Loan Agreement dated April 28,
          1995   between  Registrant  and  NationsBank  of  North
          Carolina, N.A. (formerly NCNB National Bank of North Carolina),filed as Exhibit 4(f)(14) to the Registrant's Form 10-Q Quarterly Report for the fiscal quarter ended July 28, 1995.

4(f)(15)  Fourteenth Amendment to Loan Agreement dated July 28,
          1995   between  Registrant  and  NationsBank  of  North
          Carolina,  N.A. (formerly NCNB National Bank  of  North
          Carolina).

10(a)(1)  Amendment to Term Loan Agreement dated July 28, 1995
          between   Registrant  and  the  CIT   Group/BCC,   Inc.
          (formerly Barclays Commercial Corporation).



11        Computation of Earnings Per Share




__________________________________

 *Incorporated by reference to previous filing.