Form 10-K
period 1995-11-03
TEXFI INDUSTRIES INC
filed 1996-02-01
CIK 97579

FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
(Mark One)
     [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
For the fiscal year ended      November 3, 1995

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
For the transition period from ____________ to ____________
Commission File Number    1-6797

                             TEXFI INDUSTRIES, INC.
               (Exact name of registrant as specified in charter)

           Delaware                                             56-0795032
(State or other jurisdiction of                            (I.R.S. Employer
incorporation or organization)                             Identification No.)

5400 Glenwood Avenue, Suite 215, Raleigh, NC                      27612
  (Address of principal executive offices)                      (ZIP Code)
Registrant's telephone number, including area code            (919) 783-4736
                                                              --------------

Securities registered pursuant to Section 12(b) of the Act:
                            NAME OF EACH EXCHANGE ON
     TITLE OF EACH CLASS                               WHICH REGISTERED
     -------------------                           --------------------
Common Stock, par value $1.00 per share          New York Stock Exchange, Inc.
---------------------------------------          -----------------------------
11-1/4% Convertible Senior Subordinated
Debentures due October 1, 1997                   New York Stock Exchange, Inc.
---------------------------------------          -----------------------------
8-3/4% Senior Subordinated Debentures
due August 1, 1999                               New York Stock Exchange, Inc.
---------------------------------------          -----------------------------

Securities registered pursuant to Section 12(g) of the Act:   None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No___

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Aggregate market value of voting stock held by persons other than officers, directors and related stockholders as of January 12, 1996: 18,566,382.

Number of shares of Common Stock outstanding at January 12, 1996:  8,650,690.

Documents incorporated by reference:
         Portions of the definitive proxy statement for the Annual Meeting of Stockholders to be held on March 12, 1996 are Incorporated by Reference into
Part III.

PART I


Item 1.  Business.


     Texfi Industries, Inc. ("the Company") was incorporated in Delaware in 1963. The Company manufactures and markets a diverse line of textile and apparel products from a variety of raw materials, including natural and synthetic materials. The Company's offices are located at 5400 Glenwood Avenue, Suite 215, Raleigh, North Carolina 27612, telephone (919) 783-4736.

         The Company's operations include three divisions: Texfi Blends, Texfi Narrow Fabrics, and Kingstree Knit Apparel. The following discusses each of the Company's three operating divisions and how they contributed to the Company's consolidated 1995 operating performance.

     The Texfi Blends Division is the Company's largest division operating three manufacturing facilities which are located in Rocky Mount and Fayetteville, North Carolina and Jefferson, Georgia and combine to provide 845,000 square feet manufacturing facilities. The division's sales and marketing headquarters are in New York City, with branch offices or agents in other major cities throughout the United States and Europe. The Texfi Blends Division contributed 60% of total Company fiscal 1995 sales by manufacturing products made from textured polyester, flame-retardant polyester, and blends of polyester, rayon, and wool. These products are sold worldwide to the menswear, womenswear and childrenswear apparel, uniform, home furnishings, and export markets.

     The  Kinsgtree  Knit  Apparel  Division  operates  676,000  square feet of manufacturing facilities located in Haw River, North Carolina; Andrews, Kingstree, Lane, and Olanta, South Carolina and Midway, Georgia. It has sales offices in Haw River and Charlotte, North Carolina, as well as agents in major cities throughout the United States. This division offers knit apparel made to customer specifications in basic and fashion colors and a broad range of styles and sizes. In addition to basic T-shirts, products include pocket T's, tank tops, fleece tops, as well as hooded, striped, solid-dyed, print, double-collar/double-sleeve, long-sleeve T's. These products are marketed to the branded private label, promotional and garment dyeing markets as well as direct to retailers, screen printers and distributors. Kingstree Knit Apparel also commission knits, dyes and finishes fleece and jersey fabrics for other apparel manufacturers. By emphasizing quality, quick response, innovation and outstanding customer service, the Company believes this division effectively competes in the fast-paced, fashion-oriented private label apparel business. Kingstree Knit Apparel contributed 28% of the Company's fiscal 1995 sales.

     The Texfi Narrow Fabrics Division operates 319,000 square feet of manufacturing facilities in Asheboro and Graham, North Carolina. It maintains a sales office in Asheboro, North Carolina and agents in several United States cities. Texfi Narrow Fabrics contributed 12% of total Company fiscal 1995 sales by manufacturing products from polyester, nylon and rubber which are sold domestically to the intimate apparel, insert apparel, medical and automotive markets.

         From its inception through 1984, the Company was engaged in manufacturing fabrics made of textured polyester. The decline in consumer demand for polyester knitwear prompted the Company to terminate its knit fabric manufacturing operations in 1984 and restrict production to finished woven fabrics. From 1986 until 1992, the Company's business strategy was to broaden its customer base primarily through the acquisition of other textile operations. These acquisitions allowed the Company to expand its operations into new products such as yarn, greige woven fabrics, narrow fabrics (primarily elasticized) and knitted apparel fabrics (primarily cotton t-shirts). While the Company was able to diversify its products and increase its revenues as a result of these acquisitions, many of these operations proved to be unprofitable and resulted in substantially increased debt.

     During the first quarter of 1995, management decided to discontinue operations at its High Point, North Carolina Highland Yarns ("Highland") facility and its Jefferson, Georgia diaper and corduroy facilities. The Company discontinued operations and sold the fixed assets and inventory related to its Marion, North Carolina greige goods operation during the second fiscal quarter of 1995. These discontinuances and dispositions generated $17.5 million in charges which are recorded as a loss from discontinued operations. Because the Highland assets are recorded at the approximate net value expected to be received from liquidation, management does not anticipate any additional future losses related to these discontinued operations. As of November 3, 1995, the Company held $1.5 million in Highland fixed assets which will be disposed of through orderly liquidation during fiscal 1996.

                                 PRODUCT GROUPS

The Company's manufactures three basic product groups:

     * woven finished fabrics for the apparel, home furnishings and export markets;
     * knitted apparel (primarily T-shirts) for the private label and retail markets
     * narrow knitted and woven fabrics for the intimate apparel and insert apparel markets, as well as automotive accessories and medical applications;

     The approximate percentage of total revenue contributed by each of the Company's product groups is as follows:

                                   1995            1994             1993
                                 ------          ------           ------
Woven finished fabrics               60.4            61.9             60.3
Knitted apparel
(primarily t-shirts)                 27.9            25.6             28.5
 Narrow fabrics
                                     11.7            12.5             11.2
                                 ------          ------           ------
                                    100.0           100.0            100.0
                                 ======          ======           ======

                                   SEASONALITY

During 1995 and 1994, the Company's business exhibited seasonality, primarily due to temporary plant shutdowns during the Christmas/New Year's holiday season. As a result, sales have been and are expected to be lower during the first quarter of the fiscal year while working capital requirements increase in anticipation of higher second quarter sales. Working capital is comprised chiefly of inventories and accounts receivable. Inventories are reported at the lower of cost or market value with cost being determined primarily by the first-in, first-out method. Market value is based on replacement cost or net realizable value, as appropriate. The majority of accounts receivable are due from certain financial institutions with whom the Company has entered into factoring agreements. The Company may be advanced funds in amounts not to exceed 90% of eligible accounts receivables plus 50% of eligible inventories not to exceed a maximum of $10,000,000. All advances have been netted against total factored receivables to comprise part of working capital.

                                     BACKLOG

     At November 3, 1995, the Company had a $57,267,000 backlog of orders believed to be firm, as compared to a $61,030,000 backlog at October 28, 1994. The decrease is attributable to the discontinuance and disposition of previously discussed operations. The comparative backlog for the Company's three ongoing operations actually increased from $43,037,000 as of the end of the 1994 fiscal year. The current backlog of orders is expected to be filled prior to the end of fiscal 1996.

                                    CUSTOMERS

     In fiscal 1995, the Company's products were sold to more than 1,000 customers, which were primarily domestic manufacturers of apparel and home furnishings, as well as medical suppliers and retailers. Sales to the 10 largest customers represented approximately 24% of total sales, but no one customer accounted for more than 7% of total sales. The Company does not believe that the loss of any one of its customers would have a material adverse effect on the Company.

                                    MARKETING

     The Company's products are sold through a sales force of 29 full-time, salaried account executives and 39 independent, commissioned sales representatives who may sell products of other manufacturers, including some competitors of the Company. The Company maintains sales offices in New York City, as well as in Asheboro, Charlotte, and Haw River, North Carolina. The Company's production is determined in large part by customer contracts which are received by its sales force. As part of its marketing effort, the Company continually  works to develop new products and  processes  and improve  existing products and processes, but expenditures for these activities are not financially identifiable.

     In order to improve its customer service capabilities, the Company has begun utilizing computerized networks with many of its customers in order to provide "quick response" to customer requirements for more competitive product deliveries. By providing these customers with certain direct inventory information, the customers' inventory requirements can be reduced and their inventory carrying costs lowered accordingly.

                                   COMPETITION

     The textile and apparel industry is highly competitive with a large number of domestic and foreign manufacturers, none of which dominates the market for any of the Company's product lines. The Company competes on the basis of styling, price, product performance and customer service.

     U.S. producers, including the Company, are significantly affected by competition from foreign manufacturers. Rules under the recently enacted General Agreement on Trade and Tariffs ("GATT") would eliminate restrictions on imports of textiles and apparel after a ten-year transition period. The North American Free Trade Agreement ("NAFTA") between the United States, Canada and Mexico has created the world's largest free-trade zone. The Agreement contains safeguards which were sought by the U.S. textile industry, including a rule of origin requirement that products be processed in one of the three countries in order to benefit from NAFTA. There can be no assurance that either NAFTA or GATT will not adversely affect the Company.

     Because of the absence of published information regarding sales of competing products by other manufacturers, some of which are privately owned companies or divisions or subsidiaries of large companies, it is not possible to determine precisely the market shares of the Company and its competitors for the Company's various products.

                            SOURCES OF RAW MATERIALS

     The Company purchases from outside suppliers natural and synthetic fibers, rubber, dyes and chemicals for use in its fabric manufacturing operations. The Company purchases virtually all of its textured polyester yarns from the leading independent domestic supplier of such yarns. Fabrics for its apparel manufacturing operations are supplied by the Company's own fabric manufacturing operations. The Company has not experienced a significant shortage of raw materials and believes that such supplies will continue to be available.

                                    EMPLOYEES

     As of November 3, 1995, the Company had approximately 3,200 employees with whom it considers its relationship to be good.


                            RESEARCH AND DEVELOPMENT

Although the Company pursues improvements in the quality, style and performance of its products, research and development expenditures have not accounted for a material portion of the Company's total operating costs.

                             GOVERNMENTAL REGULATION

     The Company believes that it is in substantial compliance with federal, state and local provisions regulating the release of materials into the environment, or otherwise relating to the protection of the environment.

     The existence of groundwater contaminants primarily of a type often found in commonly used industrial solvents was discovered at one of the Company's facilities. This facility has not been operated by the Company since 1980 and has been sold to another party. The State of North Carolina has issued a permit to discharge treated groundwater, and treatment systems have been installed to complete groundwater remediation. The Company's cost to monitor and maintain the treatment system will be approximately $54,000 annually until the site is remediated. In addition, there may be other potential environmental conditions at the site to be addressed, and the remedial plan does not cover these conditions; however, management does not believe that the cost of taking corrective action will have a material adverse effect on the Company's financial condition.

     The Company has instituted a corporate policy statement on safety and environmental affairs to ensure that the Company and its divisions comply with federal, state and local regulatory standards relating to safety and environmental pollution controls. Included in this policy is a requirement for periodic compliance audits at each of the Company's facilities. The Company believes that costs to be expended now or in the future to ensure compliance with environmental and safety regulations will not have a material adverse impact on the financial condition of the Company.

                               SEGMENT INFORMATION

     Financial information as to industry segments is contained in Note 13 of the Notes to the Consolidated Financial Statements which is included in Item 8 of this document.


Item 2.  Properties.

     The following table sets forth the location and general character of the principal operating facilities of the Company, which contain approximately 1,840,000 square feet of floor space. All of these plants are in good operating condition and, except as indicated below, owned by the Company. The plants of the Texfi Blends and Texfi Narrow Fabrics Divisions operate three full eight-hour shifts per workday on a five-, six- or seven-day-per-week basis, depending upon market conditions and customer needs. Due to the nature of the production process for the Company's apparel products, its Kingstree Knit Apparel Division sewing plants operate on a single-eight hour shift, 5 day per week basis whereas its Haw River, North Carolina fabric facility operates shifts similar to the other divsions' fabric manufacturing facilities. The Company believes that its facilities are suitable for their present use and that it has adequate production capacity to support anticipated sales growth for fiscal 1996.

Location of Plant                   Purpose                      Square Feet


Rocky Mount, NC            Weaving, dyeing and finishing           448,000
                           of synthetic and blended fabrics

Haw River, NC              Knitting, dyeing and finishing of       320,000
                           cotton and cotton-blended fabrics

Fayetteville, NC           Weaving, dyeing and finishing of        218,000
                           polyester fabrics

Graham, NC                 Manufacturing of woven narrow           204,000
                           fabrics (primarily elasticized)

Jefferson, GA              Yarn spinning and weaving               179,000

Georgetown, SC             Knitted apparel distribution            133,000
                                       center

Asheboro, NC               Manufacturing of knitted narrow         115,000
                           fabrics (primarily elasticized)

Olanta, SC                 Manufacturing of knitted apparel         73,000

Andrews, SC                Manufacturing of knitted apparel         65,000

Midway, GA (1)             Manufacturing of knitted apparel         50,000

Lane, SC (1)               Manufacturing of knitted apparel         20,000

Kingstree, SC(1)           Manufacturing of knitted apparel         15,000

 (1) Leased facility


Item 3.  Legal Proceedings.

         The Company is a party as plaintiff or defendant to various legal actions which arose during the normal course of business. In the opinion of management, final disposition of these actions will not have a material effect on the Company's financial condition and results of operations.


Item 4.  Submission of Matters to a Vote of Security Holders.

     Not applicable.

Item 4A.  Executive Officers of the Registrant.

                                    All Positions and Offices with
        Name             Age        the Registrant Presently Held

Richard L. Kramer         46        Chairman of the Board of Directors
William L. Remley         45        Chief Executive Officer, Vice Chairman
                                    of the Board of Directors
Andrew J. Parise, Jr.     48        President, Chief Operating Officer
Dane L. Vincent           39        Chief Financial Officer, Treasurer
Gerald A. Rubinfeld       52        President, Texfi Blends Division
Michael A. Miller         49        President, Kingstree Knit Apparel
                                    Division
Donnie K. Cantrell        46        President, Texfi Narrow Fabrics Division
Tim L. Courtney           56        Vice President, Administration
Thomas M. Gilreath        53        Corporate Controller, Assistant Secretary
Braxton Schell            71        Secretary

     Mr. Richard L. Kramer was appointed Chairman of the Board of Directors on November 1, 1994. He had previously served as Vice Chairman of the Board of Directors since May 24, 1994. Mr. Kramer is Chairman of Mentmore Holdings
Corporation, Chairman of Sunderland Holdings Corp., Chairman of Republic Properties Corporation, Chairman of CPT Holdings, Inc. and Chairman of Weldotron Corp.

     Mr.  William L.  Remley was  appointed  Chief  Executive  Officer  and Vice
Chairman of the Board of Directors on November 1, 1994. He has served as a Director since May 24, 1994. Mr. Remley is President of Mentmore Holdings Corporation, President of CPT Holdings, Inc., President of Sunderland Industrial Holdings Corp., Director of Republic Properties Corporation and President of Weldotron Corporation.

     Mr. Andrew J. Parise, Jr. was appointed President and Chief Operating Officer of the Company on November 1, 1994. He previously served as the Ccmpany's Blends Division President from 1992 to 1995 and the division's
Executive Vice President from 1990 to 1992. He has been with the Company in various sales and operations positions since 1977.

     Mr. Dane L. Vincent was appointed Chief Financial Officer during December 1995 after previously serving as Vice President of Finance and Treasurer from December 1994. Mr. Vincent joined the Company in 1989 as Financial Accounting Manager after a career in public accounting, where he worked for Ernst & Young and other accounting firms.

     Mr. Gerald A. Rubinfeld was appointed President of the Blends Division in 1995. He joined the Company in 1984 as the menswear Marketing Manager and held various marketing positions prior to his appointment.

     Mr. Michael A. Miller was appointed President of the Kinsgtree Knit Apparel Division in 1992. He served as Executive Vice President and Chief Financial Officer of the Company from 1988 to 1992 and served as the Company's Treasurer from 1981 to 1992. Mr. Miller served as Vice President-Finance of the Company from 1982 to 1988 and as a Director from 1986 to 1992.

     Mr. Donnie K. Cantrell was appointed President of the Texfi Narrow Fabrics Division in 1995. He joined the Company as the Vice-President of Marketing in 1990 after a 23 year career with Miliken & Co. Prior to promotion to his current position, Mr. Cantrell was the division's General Manager.

         Mr. Tim L. Courtney was appointed Vice President of Administration in 1994. He joined the Company's Lively Knits Division (since disbanded) in 1966 and served in a variety of positions with the Company, including Director of Fiber and Yarn Procurement and VP of Marketing Services for the Blends Division.

         Mr. Thomas M. Gilreath was appointed Corporate Controller and Assistant Secretary in 1994. He joined the Company in 1986 after spending more than 20 years in a variety of accounting positions with the Crompton company and with the Bigelow Sanford Carpet Company. Prior to his current position Mr. Gilreath was Vice President/Corporate Controller at the Texfi's Blends Division.

         Mr. Braxton Schell, an attorney, is a partner in the Greensboro, North Carolina, law firm of Schell Bray Aycock Abel & Livingston L.L.P., which serves as general counsel to the Company. He has served as Secretary since 1963 and was elected a Director in 1970. He also is a director of Kenan Transport Company and Flagler System, Inc.


Item 4(b).  Other Information

Not applicable.

PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters.

     The Registrant's Common Stock is traded on the New York Stock Exchange. The approximate number of holders of record as of January 12, 1996 was 1,117.

     The following table sets forth the high and low sales prices for the Common Stock on the NYSE composite tape for the period indicated.

                                                      Quarter
                                          First  Second  Third  Fourth

          1995 Fiscal Year:
            High                          3      3-3/8  3-1/8  3-1/8
            Low                           2-3/8  2-1/2  2-3/4  2-3/8

          1994 Fiscal Year:
         High                             5-1/8  4-1/8   3-3/4  3-3/8
         Low                              3-3/8  3-3/8   2-3/4  2-3/4


     The Company did not pay dividends on its Common Stock in either fiscal 1995 or 1994 and does not intend to do so in the foreseeable future.

Item 6.  Selected Financial Data.

T  E  N - Y  E  A  R    R  E  V  I  E  W    O  F
P  E  R  F  O  R  M  A  N  C  E

(Dollar amounts in thousands except per share data and the number of employees)

                                                                                    1995              1994              1993
Summary of Operations
Net Sales                                                                         $257,527          $218,097          $237,265
Cost and expenses:
 Cost of goods sold                                                                228,556           196,524           212,633
 Selling, general and administrative                                                16,247            14,448            16,328
 Interest                                                                           12,116            10,713            10,190
 Loss on discontinued operations                                                        --                --                --
 Equity losses (earnings) of unconsolidated subsidiary                                  --                --                --
 Other expense (income)                                                                (22)           (1,596)            2,000
     Total cost and expenses                                                       256,897           220,089           241,151
 Income (loss) before income taxes, discontinued operations and extraordinary
   items                                                                               630            (1,992)           (3,886)
 Provision for income taxes                                                             --                --                --
 Income (loss) before discontinued operations and extraordinary items                  630            (1,992)           (3,886)
 Discontinued operations;
   Loss from operations                                                             (2,219)           (6,359)           (3,244)
   Loss on disposal                                                                (15,325)               --            (1,353)
 Net (loss) income                                                                 (16,914)           (8,351)           (8,483)
 Redeemable preferred stock:
   Dividend paid                                                                        --                --              (555)
   Accretion of issue costs                                                             --                --                --
 Net (loss) income applicable to common stockholders                              $(16,914)         $ (8,351)         $ (9,038)
 Income (loss) from continuing operations per common share                        $    .07          $   (.25)         $   (.58)
 Net (loss) income per common share                                               $  (1.96)         $  (1.03)         $  (1.18)
Other Operating Data
Capital expenditures                                                              $  2,966          $  3,333          $ 10,054
Depreciation                                                                         8,182             9,441             8,693
Cost of equipment placed in service under operating leases                           2,965                --                --
Number of employees                                                                  3,221             4,399             4,404
Financial Position at Year End
Receivables -- net                                                                $  9,173          $ 10,350          $ 17,138
Inventories                                                                         28,092            42,131            38,908
Current assets                                                                      41,062            56,184            60,930
Property, plant & equipment, net                                                    50,514            75,945            82,211
Total assets                                                                        96,045           137,180           149,660
Current liabilities                                                                 37,408            44,013            44,310
Long-term debt                                                                      12,471            25,015            32,968
Subordinated debentures                                                             40,724            45,127            45,187
Other long-term obligations                                                          1,205             1,842             2,652
Redeemable preferred stock                                                              --                --                --
Common stockholders' equity                                                          4,237            21,183            24,543
Working capital                                                                      4,194            12,171            16,620
Book Value Per Common Share                                                       $   0.49          $   2.45          $   3.19
Common Stock Price Range
High                                                                              $  3.375          $  5.125          $  9.000
Low                                                                                  2.375             2.750             3.750

*Per share data has been restated to give effect to a 4-for-3 stock split effective July 23, 1987.

For the years presented, there were no dividends paid to common stockholders.

  1992         1991         1990         1989         1988         1987         1986
$327,881     $322,020     $274,519     $233,859     $185,265     $162,842     $ 85,046
 286,883      290,420      246,739      201,474      159,714      137,736       75,430
  18,214       18,181       14,733       14,196       11,402       11,267        5,526
   9,515       12,791        9,668        4,772        2,361        4,310        3,541
      --        8,603           --           --           --           --          323
   3,867        5,173          (38)          --           --           --           --
  (6,595)         602         (341)          82         (341)         491           84
 311,884      335,770      270,761      220,524      173,136      153,804       84,904
  15,997      (13,750)       3,758       13,335       12,129        9,038          142
   2,385          442          583          826          439           --           --
  13,612      (14,192)       3,175       12,509       11,690        9,038          142
    (524)        (133)          --           --           --           --           --
      --           --           --           --           --           --           --
  13,088      (14,325)       3,175       12,509       11,690        9,038          142
    (673)      (1,323)      (2,319)      (2,591)      (1,619)          --           --
      (8)        (228)        (772)        (605)        (431)          --           --
$ 12,407     $(15,876)    $     84     $  9,313     $  9,640     $  9,038     $    142
$   1.69     $  (2.11)    $    .01     $   1.19     $   1.18     $   1.11     $    .03*
$   1.62     $  (2.13)    $    .01     $   1.19     $   1.18     $   1.11     $    .03*
$  5,342     $ 10,089     $ 22,477     $ 19,264     $ 10,114     $  4,111     $  2,009
   7,442        6,916        5,010        3,599        2,506        2,279        1,757
      --           --        4,586        9,634       13,648           --           --
   4,271        4,022        3,906        3,505        2,444        2,180        1,975
$ 12,753     $ 25,248     $ 24,227     $ 16,195     $ 25,569     $ 18,234     $ 13,486
  39,861       38,045       45,280       43,684       19,667       15,527       14,710
  56,160       68,407       76,473       63,788       51,724       37,162       29,341
  81,185       70,162       68,915       51,857       34,499       26,725       22,087
 144,630      146,759      156,061      120,254       87,008       65,479       52,527
  39,896       49,263       39,547       38,782       18,939       20,461       16,196
  46,876       47,744       45,747        8,699        3,256        9,951       10,532
  19,001       19,074       17,976       11,623       11,875       13,616       13,805
     583          505          441          399          409          433          455
   5,206        9,095       16,464       24,004       23,400           --           --
  33,068       20,009       35,886       36,747       29,129       21,018       11,539
  16,264       19,144       36,926       25,006       32,785       16,701       13,145
$   4.35     $   2.68     $   4.80     $   4.83     $   3.72     $   2.61     $   1.48*
$  9.250     $  7.500     $  9.625     $ 12.000     $  7.000     $ 10.313*    $  4.031*
   3.875        3.875        3.875        5.750        4.125        3.469*       2.063*

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation.


M A N A G E M E N T ' S D I S C U S S I O N A N D A N A L Y S I S O F R E S U L T S O F O P E R A T I O N S A N D F I N A N C I A L
C O N D I T I O N

Results of Operations
    Results of operations for 1994 and 1993 have been restated to reflect the discontinuance of certain operations as follows:

     -- The discontinuance of the Company's Highland Mills ("Highland") yarn and
        Jefferson Mills ("Jefferson") diaper and corduroy fabric production during the Company's first fiscal quarter of 1995, and

     -- The discontinuance and sale of the Company's Marion Fabrics ("Marion") greige goods business during the second fiscal quarter of 1995.

Fiscal Year 1995 Compared with Fiscal Year 1994
    Net sales for fiscal 1995 increased to $257.5 million from $218.1 million, an increase of $39.4 million or 18%. This increase resulted from improved sales at each of the Company's three divisions: $20.5 million in finished fabrics, $16.0 million in apparel, and $2.9 million in narrow fabrics. The finished fabrics division improved primarily as a result of increased demand and delivery of many of the division's synthetic fabrics to the junior girls, women's wear and export markets. Apparel sales increased primarily as a result of the division's continued emphasis on selling primarily to customers in the "private label" and retail areas of the T-shirt business.

    Cost of goods sold ("CGS"), as a percentage of net sales, decreased from 90.1% to 88.8% in 1995. This decrease resulted primarily from a combination of changes in the product mix at the appparel division to products with higher margins and a reduction in volume-related operating costs within both the finished fabrics and narrow fabrics divisions. These improvements were partially offset by increased raw material costs, primarily cotton and synthetic yarns.

    Selling, general and administrative expenses ("SG&A") as a percentage of sales decreased from 6.6% in the prior year to 6.3% in 1995. This decrease is primarily a result of the Company's success in keeping the fixed portion of these costs relatively constant (approximately 70% of SG&A is fixed in nature) as the Company increased its 1995 sales volume when compared to 1994.

    Financial information as to industry segments is contained in Note 13 of the Notes to the Consolidated Financial Statements.

    Interest expense increased $1.4 million during 1995 when compared with 1994 despite the Company reducing total debt and factor advances by approximately $25 million primarily during its second and third fiscal quarters of 1995. Interest expense rose primarily due to increases in the prime rate of interest and other comparable interest rate measures, which occurred throughout late fiscal 1994 and fiscal 1995.

    Other income decreased to $22,000 in 1995 as compared to $1.6 million in 1994 which included receipt of approximately $1.5 million for the settlement of a lawsuit.

    During fiscal 1995, the Company recorded charges totaling $17.5 million to discontinue its Highland, Jefferson and Marion operations. These charges included a loss on disposal of operations totaling $15.3 million which is comprised of the following: $9.8 million in property, plant and equipment, $3.1 million in accounts and notes receivable, $1.2 million in inventory, and $1.2 million in other various costs. As of the end of fiscal 1995, the Company has disposed of all of the assets and liabilities relating to these discontinued operations except for $1.5 million of net property, plant and equipment at Highland which will be liquidated during fiscal

1996 at a price approximating net book value. These discontinued operations generated $21.8 million in sales, $22.4 million in CGS, and $1.6 million in SG&A during fiscal 1995, as compared to $64.8 million, $66.1 million, $4.9 million and $200,000 of sales, CGS, SG&A, and other expense, respectively, in the prior fiscal year.

    As discussed more fully in Note 9 of the Consolidated Financial Statements, as of November 3, 1995, net operating loss carryforwards of approximately $44.8 million remain to offset future taxable income.

Fiscal Year 1994 Compared with Fiscal Year 1993
    Net sales for fiscal 1994 decreased to $218.1 million compared to net sales of $237.3 million in 1993. This $19.2 million (8.1%) decrease resulted from the decreased sales of finished fabrics ($24.4 million) which offset increased sales of knit apparel (primarily T-shirts) ($4.5 million) and narrow fabrics ($721,000). The decreased sales of finished fabrics resulted primarily from the continued weakness of the retail market for apparel made from synthetic finished fabrics, primarily polyester and rayon. The increased sales of knit apparel resulted from the Company's change of its product mix from basic T-shirts to more fashion and value-added products as well as improved market conditions in the overall T-shirt market.

    CGS, as a percentage of net sales, increased from 89.6% in 1993 to 90.1% in 1994. This increase resulted from a combination of changes in product mix and selling prices, increases in raw material costs, primarily cotton, and other volume-related operating costs, and fixed manufacturing costs increasing as a percentage of sales.

    SG&A decreased from 6.9% to 6.6% as a percentage of sales for fiscal 1994 compared with fiscal 1993. This decrease resulted primarily from the Company's efforts to reduce or maintain fixed SG&A expenses, primarily salaries and benefits, at their 1993 levels.

    Interest expense increased approximately $523,000 (5.1%) from $10.2 million in 1993 to $10.7 million. This increase resulted primarily from the redemption of $5.1 million of preferred stock with a portion of the proceeds from the issuance of $34.5 million of Senior Subordinated Debentures due August 1, 1999 ("8.75% Debentures") during the fourth quarter of fiscal 1993. In addition, increases in the prime rate of interest from 6% to 7.75% during fiscal 1994 along with corresponding increases in other comparable interest rate measures resulted in increased interest on the Company's variable rate debt and factor advances. These increases offset decreases in interest which resulted from the Company reducing its debt obligations by $7.3 million in 1994 as reflected on the statement of cash flows.

    Other income totaled $1.6 million in 1994 as compared to other expense of $2.0 million in 1993. This change was due to nonrecurring charges ($2.1 million) in 1993 and income ($1.5 million) in 1994 for the settlement of various lawsuits.

Capital Resources and Liquidity
    During 1995 and 1994, the Company's business exhibited seasonality, primarily due to temporary plant shutdowns during the Christmas/New Year's holiday season. As a result, sales have been and are expected to be lower during the first quarter of the fiscal year while working capital requirements increase in anticipation of higher second quarter sales. Working capital is comprised chiefly of accounts receivable and inventory. Traditionally, the Company has maintained financing capacity for working capital and other general corporate purposes under certain factoring agreements and other comparable short-term borrowing arrangements. The Company may be advanced funds in amounts not to exceed 90% of eligible accounts receivable plus 50% of eligible inventories, not to exceed a maximum of $10 million. The amounts reported on the balance sheet as "Due From Factor" represent accounts receivable with factors net of advances. As of November 3, 1995, the Company had approximately $11.0 million of funds available under its factoring arrangements.

    As of November 3, 1995, working capital equaled $4.2 million, a decrease of $8 million from the fiscal year ended October 28, 1994. This decrease in working capital is due primarily to decreases in inventory ($14.0 million) and accounts receivable ($1.2 million) which more than offset decreases in current maturities of long-term debt ($3.0 million) and accounts payable ($2.8 million) and increases in property, plant and equipment held for disposal ($1.5 million). Reductions in inventories and accounts receivable resulted primarily from the discontinuance of certain Company operations as previously discussed.

    The Company's operating activities generated $13.0 million in net cash during the 1995 fiscal year. Adjustments to the fiscal year net loss of $16.9 million included non-cash transactions of $12.3 million and the net loss on disposition of property, plant and equipment of $9.4 million. In addition, while reductions in inventories, prepaid and other assets provided $14.4 million, increases in receivables and decreases in liabilities required $6.2 million. Cash flows generated by operations when combined with the $9.4 million in net proceeds from the sale of property, plant and equipment were applied to reduce long-term debt and subordinated debentures totaling $20.0 million and purchase property, plant and equipment and intangibles approximating $3.1 million.

    During the second quarter of fiscal 1995, the Company sold its discontinued Marion Fabrics greige goods operations for approximately $10.7 million, which included all property, plant and equipment and inventory related to the Marion, N.C. plant. During the fourth quarter of fiscal 1995, the Company incurred an additional $2.0 million loss on discontinued operations, primarily due to default by the purchaser of Marion Fabrics on the $2 million subordinated note received in conjunction with the sale cash proceeds. The note receivable was sold to affiliates of the purchaser for $400,000 after reduction by $330,000 for certain post-closing adjustments.

    On October 29, 1990, the Company obtained a $40 million credit facility, which has been fully funded. Borrowings under the credit facility bear interest, at the Company's option, at either prime plus 1% or an alternative rate based upon LIBOR or CD rates. The facility balance outstanding at the end of the 1995 fiscal year totaling $18 million is payable in monthly installments through the end of fiscal 1997. The credit facility places limitations on the Company's rental expense, additional indebtedness, acquisitions, capital expenditures and sale or disposal of assets. The Company is also required to maintain a stated amount of working capital and tangible net worth as well as certain financial ratios, including stated ratios of assets to current liabilities and of earnings to fixed charges. This facility has been periodically amended as follows: (i) to make the restrictive covenants less restrictive in order that the Company would remain in compliance with all covenant requirements, (ii) defer and reduce principal payments to assist the Company in meeting its cash demands, (iii) provide for the applicable interest rate margin on the prime, CD and LIBOR rates of interest to be changed within a certain range based on the ratio of the Company's senior debt plus factor advances to earnings before interest, taxes, depreciation and amoritzation and raise the margin associated with the CD and LIBOR rates of interest, and (iv) effect certain other changes. The Company is in compliance with all of the facility's covenant requirements.

    As of November 3, 1995 the Company has approximately $2.7 million of its Series C Debentures outstanding. The annual interest rate of these debentures may be adjusted at the sole discretion of the Company on April 1st of each year until maturity in the year 2000. The Series C Debentures are redeemable on April 1st of each year, in whole or in part, at the option of the holder or the Company for the principal amount thereof plus accrued interest through the date of redemption.

    On September 8, 1993, the Company issued $34.5 million in principal amount of Senior Subordinated Debentures due August 1, 1999 ("8 3/4% Debentures"). The 8 3/4% Debentures, which cannot be called prior to their maturity date, are unsecured obligations but contain covenants that place limitations on the use of proceeds from disposal of assets and on the incurrence of additional indebtedness and senior indebtedness (as defined in the indenture) if such indebtedness would exceed stated ratios of capitalization and earnings after such incurrence. Under the most restrictive of these covenants, the Company may not incur additional indebtedness if, after giving effect to such incurrence, the aggregate amount of indebtedness of the Company would exceed 75% of the sum of all indebtedness and stockholders' equity. Advances under the Company's factoring agreements are not considered indebtedness for the purpose of these covenants. The Company is currently prohibited by this covenant from incurring aditional indebtedness because of the 1995 reduction in common stockholders' equity primarily resulting from the $17.5 million charges to record discontinued operations.

    Net proceeds from the issue of the 8 3/4% Debentures was $33.5 million (net $1.0 million issue costs). These funds were used to redeem all outstanding shares of preferred stock ($5.1 million) and all outstanding Series A and Series B Debentures ($8.4 million), repay long-term debt ($8.1 million) and reduce factor advances ($11.9 million).

    The Company has significant lease obligations that are classified as operating leases and therefore are not reflected in the balance sheet. The aggregate future minimum lease payments under these leases for their initial or remaining noncancellable terms were $10.7 million as of November 3, 1995, including $3.2 million for fiscal 1996. The Company plans to place into service $7.7 million of machinery and equipment during fiscal 1996. This equipment primarily will increase fabric dyeing and finishing capacity and further automate the inspection process at the Company's finished fabrics division as well as increase knit apparel production sewing capacity. Management anticipates that approximately $7.3 million of the $7.7 million of equipment will be placed into service through a committed operating lease line and thus excluded from the Company's balance sheet.

    Management believes cash flows from operations and funds available under factoring agreements will provide the Company with sufficient sources of funds to meet its 1996 cash needs and, assuming no significant deterioration in current market conditions, for the foreseeable future.

Environmental Matters and Litigation
    In 1992 the Company adopted a corporate policy statement on safety and environmental affairs to ensure that the Company and its divisions comply with all federal, state and local regulatory standards relating to safety and environmental pollution controls. Included in this policy is a requirement for periodic compliance audits at each of the Company's facilities. The Company has addressed and continues to address certain environmental conditions and potential conditions at a former plant site. The Company believes that costs to be expended now or in the future to ensure compliance with environmental and safety regulations will not have a material adverse impact on the financial statements of the Company.

    The Company is also involved in various litigation arising during the ordinary course of business. The final resolution of these matters cannot be determined; however, it is management's opinion these matters will not have a material adverse effect on the Company's financial position and future liquidity.

Inflation
    The Company believes that inflation affects its business to an extent no greater than it affects the textile and apparel industries generally and the economy as a whole.

Item 8.  Financial Statements and Supplementary Data.


C O N S O L I D A T E D  S T A T E M E N T S  O F  O P E R A T I O N S

For the fiscal years ended November 3, 1995, October 28, 1994 and October 29,
                                    1993
              (Dollar amounts in thousands except per share data)

                                                                                        1995        1994        1993
Net Sales                                                                             $257,527    $218,097    $237,265
Cost and Expenses:
  Cost of goods sold                                                                   228,556     196,524     212,633
  Selling, general and administrative                                                   16,247      14,448      16,328
      Total                                                                            244,803     210,972     228,961
Operating Income                                                                        12,724       7,125       8,304
Other Expense (Income):
  Interest                                                                              12,116      10,713      10,190
  Other, net                                                                               (22)     (1,596)      2,000
      Total                                                                             12,094       9,117      12,190
Net Income (Loss) From Continuing Operations                                               630      (1,992)     (3,886)
Discontinued Operations:
  Loss from operations of discontinued operations                                       (2,219)     (6,359)     (3,244)
  Loss on disposal of discontinued operations                                          (15,325)         --      (1,353)
Net loss from discontinued operations                                                  (17,544)     (6,359)     (4,597)
Net Loss                                                                               (16,914)     (8,351)     (8,483)
  Dividends paid on redeemable preferred stock                                              --          --        (555)
Net Loss Applicable to Common Stockholders                                            $(16,914)   $ (8,351)   $ (9,038)
Earnings (Loss) Per Share (Note 7)
  Primary:
    Income (loss) from continuing operations                                          $    .07    $   (.25)   $   (.58)
    Loss from discontinued operations                                                    (2.03)       (.78)       (.60)
    Net loss                                                                          $  (1.96)   $  (1.03)   $  (1.18)
  Fully diluted:
    Income (loss) from continuing operations                                          $    .07    $   (.25)   $   (.58)
    Loss from discontinued operations                                                    (2.03)       (.78)       (.60)
    Net loss                                                                          $  (1.96)   $  (1.03)   $  (1.18)

See notes to consolidated financial statements.

C   O   N   S  O  L  I  D  A  T  E  D    B  A  L  A  N  C  E    S  H  E  E  T  S

                     November 3, 1995 and October 28, 1994
                         (Dollar amounts in thousands)

                                                                                                     1995        1994
ASSETS
Current Assets:
  Cash and cash equivalents                                                                         $   747    $  1,468
  Receivables:
    Trade, less allowances ($1,362 -- 1995; $4,287 -- 1994)                                           1,958         170
    Due from factor                                                                                   6,971      10,024
    Other                                                                                               244         156
  Inventories (Note 2)                                                                               28,092      42,131
  Prepaid expenses                                                                                    2,077       2,235
  Property, plant and equipment held for disposal -- net                                              1,513          --
      Total                                                                                          41,602      56,184
Property, Plant and Equipment -- Net (Notes 3 and 4)                                                 50,514      75,945
Other Assets                                                                                          3,929       5,051
                                                                                                    $96,045    $137,180
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Current maturities of long-term debt (Note 4)                                                     $ 8,452    $ 11,462
  Accounts payable                                                                                   22,742      25,531
  Other liabilities                                                                                   6,144       6,950
  Federal and state income taxes                                                                         70          70
      Total                                                                                          37,408      44,013
Long-term Debt (Note 4)                                                                              12,471      25,015
Subordinated Debentures (Note 5)                                                                     40,724      45,127
Other Long-term Obligations                                                                           1,205       1,842
Contingent Liabilities and Commitments (Note 12)
Common Stockholders' Equity:
  Common stock, $1.00 par value -- authorized 20,000,000 shares; outstanding 8,650,690 shares in
    1995 and 8,652,621 shares in 1994 (Notes 6 and 7)                                                 8,651       8,653
  Additional paid-in capital                                                                         25,069      25,099
  Retained earnings (deficit)                                                                       (29,483)    (12,569)
      Total                                                                                           4,237      21,183
                                                                                                    $96,045    $137,180

See notes to consolidated financial statements.

C O N S O L I D A T E D
  S T A T E M E N T S  O F  C O M M O N  S T O C K H O L D E R S '  E Q U I T Y

 For the fiscal years ending November 3, 1995, October 28, 1994 and October 29,
                                      1993
                         (Dollar amounts in thousands)

                                                    Common Stock        Additional    Retained
                                                    $1 Par Value         Paid-in      Earnings    Treasury
                                                  Shares      Amount     Capital      (Deficit)    Stock       Total
October 30, 1992                                 8,534,175    $8,534     $ 24,721     $  4,820    $(5,007 )   $ 33,068
  Net loss for fiscal 1993                                                              (8,483)                 (8,483)
  Stock options exercised                           13,500       13            62                                   75
  Stock tendered as payment for option shares       (3,800)      (4 )         (22)                                 (26)
  Stock issued under various employee stock
    plans                                           76,686       77           383                                  460
  Conversion of subordinated debentures                522        1             3                                    4
  Cash dividends paid on redeemable preferred
    stock                                                                                 (555)                   (555)
October 29, 1993                                 8,621,083    8,621        25,147       (4,218)    (5,007 )     24,543
  Net loss for fiscal 1994                                                              (8,351)                 (8,351)
  Stock issued under Directors' Deferred Comp
    Plan                                            37,209       37            93                                  130
  Restricted stock forfeitures                      (6,385)      (6 )         (29)                                 (35)
  Stock issued under various employee stock
    plans                                            1,381        1             4                                    5
  Sale of treasury stock (924,000 shares)             (667)                  (116)                  5,007        4,891
October 28, 1994                                 8,652,621    8,653        25,099      (12,569)        --       21,183
  Net loss for fiscal 1995                                                             (16,914)                (16,914)
  Restricted stock forfeitures                      (5,000)      (5 )         (34)                                 (39)
  Stock issued under various employee stock
    plans                                            3,069        3             4                                    7
November 3, 1995                                 8,650,690    $8,651     $ 25,069     $(29,483)   $    --     $  4,237

See notes to consolidated financial statements.

C O N S O L I D A T E D  S T A T E M E N T S  O F  C A S H  F L O W S

 For the fiscal years ended November 3, 1995, October 28, 1994 and October 29,
                                      1993
                         (Dollar Amounts in thousands)

                                                                                         1995        1994        1993
Operating Activities:
  Net loss                                                                             $(16,914)   $ (8,351)   $ (8,483)
  Adjustments to reconcile net loss to net cash provided by operating activities:
      Depreciation and amortization                                                       9,147      11,005      10,413
      Provision for losses on accounts receivable                                         3,196       2,568       3,075
      Loss (gain) on disposition of property, plant and equipment                         9,356          (2)        122
      Change in operating assets and liabilities:
         Accounts receivable                                                             (2,019)      4,220      (7,460)
         Inventories                                                                     14,039      (3,223)        953
         Prepaid and other assets                                                           386         212        (964)
         Accounts payable and other liabilities                                          (4,232)     (1,669)      4,605
         Income taxes payable                                                                --          --        (352)
    Net Cash Provided by Operating Activities                                            12,959       4,760       1,909
Investing Activities:
  Purchases of property, plant and equipment                                             (2,966)     (3,333)    (10,054)
  Proceeds from sale of property, plant and equipment                                     9,434         160         213
    Net Cash Provided by (Used in) Investing Activities                                   6,468      (3,173)     (9,841)
Financing Activities:
  Proceeds from long-term debt borrowings                                                    --          --       4,904
  Proceeds from issue of subordinated debentures                                             --          --      34,500
  Payments on long-term debt and capital lease obligations                              (15,554)     (7,391)    (16,582)
  Payments for repurchase of subordinated debentures                                     (4,403)        (60)     (8,310)
  Capitalized loan costs                                                                   (159)         --          --
  Proceeds from sale of treasury stock, net                                                  --       4,891          --
  Proceeds from employee stock plans, net                                                     7         135         535
  Restricted stock forfeitures                                                              (39)        (35)        (26)
  Payments for retirement of preferred stock                                                 --          --      (5,206)
  Dividends paid on preferred stock                                                          --          --        (555)
    Net Cash (Used in) Provided by Financing Activities                                 (20,148)     (2,460)      9,260
    (Decrease) Increase in Cash and Cash Equivalents                                       (721)       (873)      1,328
Cash and Cash Equivalents at Beginning of Period                                          1,468       2,341       1,013
    Cash and Cash Equivalents at End of Period                                         $    747    $  1,468    $  2,341

See notes to consolidated financial statements.

N O T E S  T O  C O N S O L I D A T E D  F I N A N C I A L  S T A T E M E N T S

            November 3, 1995, October 28, 1994 and October 29, 1993

1. Summary of Significant Accounting Policies

A. Principles of Consolidation
    The consolidated financial statements include the accounts of the divisions of Texfi Industries, Inc. and one wholly-owned inactive subsidiary (the "Company"). Intercompany transactions and profits and losses have been eliminated.

B. Fiscal Year
    The Company's operations are based on a fifty-two, fifty-three week fiscal year ending on the Friday closest to October 31. The 1995 fiscal year includes 53 weeks while the 1994 and 1993 fiscal years each consist of 52 weeks.

C. Reclassifications
    Certain amounts have been reclassified to conform with the 1995 presentation and reflect discontinued operations. There is no effect on net income or common stockholders' equity.

D. Accounts Receivable -- Factored
    The Company has entered into factoring agreements with several financial institutions whereby it may assign certain receivables generally without recourse as to credit risk. As a result, these factored receivables are shown net of funds borrowed in advance of collection on such sales. The Company may be advanced funds in amounts not to exceed 90% of eligible accounts receivable plus 50% of eligible inventories, not to exceed a maximum of $10 million. Gross factor receivables and advances equaled $51.5 million and $44.5 million, respectively, at November 3, 1995 and $59.2 million and $49.2 million, respectively, at October 28, 1994. Concentration of credit risk is limited due to the large number of customers to which the Company sells its products (no one customer accounted for more than 7% of the Company's 1995 sales or 4% of the Company's 1994 sales) and the use of several factors to assign the invoices for sales to its customers. The Company generally requires no collateral for its accounts receivable. Interest paid on factor advances in 1995, 1994 and 1993 was $4,676,000, $3,150,000 and $3,535,000, respectively.

E. Inventories
    Inventories are stated at the lower of cost or market value. Cost is determined primarily on the basis of the first-in, first-out method. Market value is based on replacement cost or net realizable value, as appropriate.

F. Property, Plant and Equipment
    Property, plant and equipment is stated at cost. For financial statement purposes, depreciation is determined primarily by the straight-line method. For income tax purposes, the straight-line and accelerated methods are used. Interest costs incurred in the construction or acquisition of property, plant and equipment are capitalized.

G. Revenue Recognition
    Sales are recorded upon shipment or designation of specific goods for later shipment at customers' request with related risk of ownership passing to such customers.

H. Income Taxes
    The Company accounts for income taxes using the liability method. Deferred tax liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities as measured by the enacted rates which will be in effect when these temporary differences reverse. Deferred tax expense results from the change in the liability accounts for deferred taxes. Investment tax credits are accounted for by the flow-through method as a reduction of federal income tax expense.

I. Amortization of Goodwill
    Goodwill, which represents the excess of the cost of purchased companies over the fair value of their net assets at dates of acquisition, is being amortized on the straight-line method over 40 years. The carrying value of goodwill is reviewed if the facts and circumstances suggest that goodwill may be impaired. Should this review indicate that goodwill will not be recoverable, the Company would reduce the recorded goodwill by an appropriate amount.

J. Earnings Per Common Share
    Primary earnings per common share are based on the average number of shares of common stock and common stock equivalents of dilutive stock options outstanding during the year.

    Fully diluted earnings per common share are computed assuming conversion of the 11 1/4% Convertible Senior Subordinated Debentures into common stock as of the beginning of the year, and the interest expense thereon, net of income taxes, was added to net income.

K. Discontinued Operations
    During the first quarter of 1995, the Company discontinued its commodity yarn, corduroy and diaper fabric production. During the second quarter of 1995, the Company discontinued and sold its greige goods manufacturing facility. Operating losses for these operations totaling $6.24 million ($.77 per share) and $2.52 million ($.33 per share), in 1994 and 1993, respectively, have been reclassified in the Consolidated Statements of Operations. As of November 3, 1995, property, plant and equipment related to discontinued operations which will be disposed of by orderly liquidation during the 1996 fiscal year are as follows (in thousands):

Land and land improvements                                                    $  864
Buildings                                                                        532
Machinery, equipment, etc.                                                     1,587
  Total                                                                        2,983
Less accumulated depreciation                                                    657
Less reserve for net realizable value                                            813
Property, plant and equipment -- net                                          $1,513

    During the fourth quarter of 1993, the Company discontinued its retail operations and classified $721,000 of 1993 operating losses as loss from operations of discontinued operations in the Consolidated Statement of Operations.

L. Cash Equivalents
    The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

2. Inventories

    Inventories at November 3, 1995 and October 28, 1994 are summarized as follows:

[CAPTION]

                                                                               1995       1994
                                                                               (in thousands)
Finished goods                                                               $10,919    $17,108
Goods in process                                                              10,261     14,912
Raw materials                                                                  4,160      6,513
Supplies                                                                       2,752      3,598
Total                                                                        $28,092    $42,131

3. Property, Plant and Equipment

    Property, plant and equipment at November 3, 1995 and October 28, 1994 consists of the following:

[CAPTION]

                                                                               1995        1994
                                                                                (in thousands)
Land and land improvements                                                   $  2,841    $  3,969
Buildings                                                                      23,099      27,414
Machinery, equipment, etc.                                                     83,531     105,492
Leasehold improvements                                                             64         171
Construction in progress                                                          772       1,256
  Total                                                                       110,307     138,302
Less accumulated depreciation                                                  59,793      62,357
Property, plant and equipment -- net                                         $ 50,514    $ 75,945

4. Long-term Debt, Pledged Assets and Notes Payable

    Long-term debt at November 3, 1995 and October 28, 1994 consists of the following:

[CAPTION]

                                                                                                      1995       1994
                                                                                                       (in thousands)
Term loan with variable interest rate (8.4202% at November 3, 1995 and 8.1875% at October 28,
  1994) and period options. Principal payments due monthly through October 31, 1997;
  collateralized by property, plant and equipment having a netbook value of $14,757,000              $17,998    $27,798
Term loans at 6.75%, payable in monthly installments plus interest through November 1, 1998;
  collateralized by property, plant and equipment having a net book value of $3,503,000                1,800      3,502
Term loan at prime plus 1%, payable in equal monthly installments plus interest through October
  1997; collateralized by property, plant and equipment having a netbook value of $14,761,000            620      4,500
Other obligations, including capitalized leases, principally at prime, payable through 2009;
  collateralized by property, plant and equipment having a net book value of $505,000                    505        677
    Total                                                                                             20,923     36,477
Less current maturities                                                                                8,452     11,462
Due after one year                                                                                   $12,471    $25,015

    Payments due on long-term debt during each of the five succeeding years and thereafter are listed below:

  Fiscal
   Year         Total

    (in thousands)
1996           $ 8,452
1997            11,475
1998               558
1999                27
2000                30
Thereafter         381
               $20,923

    Certain long-term debt agreements contain various covenants and restrictions, including (a) provisions relating to maintenance of working capital, certain financial ratios, and a specified minimum total of net worth and subordinated debt, as defined, and (b) restrictions on additional borrowings and the purchase, sale and lease of real and personal property.

    Interest paid on debt, other than debentures, in 1995, 1994 and 1993 was $2,504,000, $2,885,000, and $3,220,000, respectively.

5. Subordinated Debentures

    Debentures outstanding at November 3, 1995 and October 28, 1994 consist of the following:

[CAPTION]

                                                                                                      1995       1994
                                                                                                       (in thousands)
Senior Subordinated Debentures, 8 3/4%, due August 1, 1999                                           $34,430    $34,440
Subordinated Extendible Debentures, 11%, due April 1, 2000 (Series C)                                  2,757      7,150
Convertible Senior Subordinated Debentures, 11 1/4%, due October 1, 1997                               3,537      3,537
                                                                                                     $40,724    $45,127

    On September 8, 1993, the Company issued $34.5 million in principal amount of Senior Subordinated Debentures due August 1, 1999 ("8 3/4% Debentures"). The 8 3/4% Debentures, which cannot be called prior to their maturity date, are unsecured obligations but contain covenants that place limitations on the use of proceeds from disposal of assets and on the incurrence of additional indebtedness and senior indebtedness (as defined in the indenture) if such indebtedness would exceed stated ratios of capitalization and earnings after such incurrence. Under the most restrictive of these covenants, the Company may not incur additional indebtedness if after giving effect to such incurrence, the aggregate amount of indebtedness of the Company would exceed 75% of the sum of all indebtedness and stockholders' equity. Advances under the Company's factoring agreements are not considered indebtedness for the purpose of these covenants. The Company is currently prohibited by this covenant from incurring additional indebtedness because of the 1995 reduction in common stockholders' equity primarily from the $17.5 million charge to record discontinued operations.

    Net proceeds from the issue of the 8 3/4% Debentures totaled $33.5 million (net $1.0 million issue costs). These funds were used to redeem all outstanding shares of preferred stock ($5.1 million) and all outstanding Series A and Series B Debentures ($8.4 million), repay long-term debt ($8.1 million) and reduce factor advances ($11.9 million).

    In April 1990, the Company issued $7.1 million in principal amount of Subordinated Extendible Debentures due April 1, 2000, Series C (11%) (the "Series C Debentures") in an underwritten public offering. The annual interest rate of the Series C Debentures may be adjusted at the sole discretion of the Company on April 1, 1995 and on each April 1 thereafter until maturity in 2000. The Company reset the interest rate on the Series C Debentures to 13% for the period April 1, 1995 through March 31, 1996. The Series C Debentures were redeemable on April 1, 1995 and will be redeemable on each April 1 thereafter until maturity, in whole or in part, at the option of the holder or the Company for the principal amount thereof plus accrued interest through the date of redemption. On April 1, 1995, $4.4 million of Series C Debentures were redeemed at the holders' option.

    The 11 1/4% Convertible Senior Subordinated Debentures due October 1, 1997 are convertible at any time prior to maturity into common stock of the Company at $6.69 per share (subject to antidilutive provisions of the indenture). Interest is payable semiannually. The 11 1/4% Debentures are not subject to a sinking fund while the Company maintains a positive, tangible net worth. The payment of the principal and interest on the 11 1/4% Debentures is subordinated in right of payment to the prior payment in full of all senior indebtedness of the Company as defined in the indenture.

    Interest paid on subordinated debentures in 1995, 1994 and 1993 was $3,984,000, $3,886,000 and $2,214,000, respectively.

6. Stock Options and Stock Purchase Rights

    At November 3, 1995, options to purchase previously unissued shares of common stock were outstanding under stock option plans. Payment for shares purchased upon exercise of an option granted under these plans may be made either in cash or in common stock of the Company.

    Information with respect to stock options outstanding is as follows:

                                                                                          Number         Option Price
                                                                                         of Shares         Per Share
October 30, 1992                                                                          538,030      $5.25 to $10.75
  Granted                                                                                   3,800      $6.875
  Exercised                                                                               (12,500 )    $5.25 to $ 5.56
  Canceled                                                                                (50,000 )    $6.31 to $ 6.81
October 29, 1993                                                                          479,330      $5.31 to $10.75
  Canceled                                                                               (112,842 )    $5.44 to $10.75
October 28, 1994                                                                          366,488      $5.31 to $ 9.13
  Granted                                                                                 225,000      $2.81 to $ 4.43
  Canceled                                                                               (297,573 )    $5.31 to $ 9.13
November 3, 1995                                                                          293,915      $2.81 to $ 8.13

    Options on 53,390 shares, 239,880 shares and 232,407 shares were exercisable at November 3, 1995, October 28, 1994 and October 29, 1993, respectively. Under the plans, 564,184 shares, 491,611 shares and 378,769 shares of common stock were available for the granting of additional options at November 3, 1995, October 28, 1994 and October 29, 1993, respectively.

    Effective July 22, 1988, the Board of Directors of the Company adopted a Rights Agreement and approved the distribution to stockholders of record on August 9, 1988 of one Preferred Share Purchase Right ("Right") for each outstanding share of the Company's common stock. Each Right, when exercisable, generally entitles common stockholders to purchase one one-hundredth of a share of a new series of preferred stock, designated as Series A Junior Participating Preferred Stock, at a price of $30. The Rights will generally be exercisable and transferable apart from the Company's common stock upon acquisition by a person or group of 30% or more of the Company's common stock (amended by the Board of Directors in 1994 to change 15% to 30%), the announcement of a tender offer for 20% or more of the Company's common stock or a determination by the Board of Directors that any holder of 12% or more of the Company's common stock is an "adverse person." The Rights will expire on August 9, 1998, unless such date is extended by the Company's Board of Directors or the Rights are redeemed prior to that time.

7. Common Stockholders' Equity

    At November 3, 1995, shares of common stock were reserved for possible issuance as follows:

Conversion of 11 1/4% Convertible Senior Subordinated Debentures (Note 5)                                       528,647
Stock options (Note 6)                                                                                          858,099
Stock options granted to Chadbourne Corp.                                                                       600,000
1990 Executive Stock Purchase Plan                                                                              186,565
Directors' Deferred Stock Compensation Plan                                                                     162,791
    Total                                                                                                     2,336,102

    Primary and fully diluted earnings (loss) per common share have been computed on the basis of weighted average number of shares of common stock and common stock equivalents (when not antidilutive) outstanding as follows:

                                                                                               Primary     Fully Diluted
1995                                                                                          8,651,668      8,651,668
1994                                                                                          8,107,507      8,107,507
1993                                                                                          7,675,806      7,675,806

8. Redeemable Preferred Stock

    In October of 1993, the Company redeemed all outstanding shares of its preferred stock and all of the outstanding Series A and Series B Subordinated Debentures with a portion of the net proceeds of its September 8, 1993 issue of 8 3/4% Senior Subordinated Debentures due August 1, 1999 (Note 5).

9. Income Taxes

    As of November 3, 1995, the Company had net operating loss carryforwards of $44.8 million for income tax purposes which are available through the year 2010. For financial reporting purposes, a valuation allowance of $15.7 million has been recognized to offset the deferred tax asset related to these carryforwards. The Company has Alternative Minimum Tax credits totaling $377,000 and Investment Tax credits of $29,000 available to reduce income taxes payable in future periods. The Investment Tax credits expire during 1996 through 2001.

    Deferred income tax expense results from temporary differences related primarily to net operating loss carryforwards. Significant components of the Company's deferred tax asset as of November 3, 1995 and October 28, 1994 are as follows:

[CAPTION]

                                                                             1995        1994
                                                                              (in thousands)
Deferred Tax Liability:
  Tax over book amortization                                               $    769    $  2,004
Deferred Tax Asset:
  Net operating loss carryforwards                                         $ 15,692    $ 10,080
  Allowance for bad debts                                                       477       1,500
  Contribution rollover                                                          22          12
  Lawsuit settlement                                                            292         525
    Total deferred tax assets                                                16,483      12,117
  Valuation Allowance                                                       (15,714)    (10,113)
  Net Deferred tax assets                                                       769       2,004
Net deferred tax liability                                                 $     --    $     --

    Income taxes paid in 1995, 1994 and 1993 were $-0-, $-0-, and $465,000, respectively.

10. Employee Benefit Plans

    The Company maintains a defined contribution plan (401(k)) covering substantially all employees who have completed six months of service. The plan requires the Company to match up to $150 per year for each participating employee's contributions. Discretionary Company contributions are determined annually by the Board of Directors based on results of operations. These discretionary contributions may either match employee amounts or represent fixed amounts. The Company contributed approximately $146,000, $215,000, and $304,000 in 1995, 1994 and 1993, respectively.

11. Rental Expense and Lease Obligations

    Rental expense is summarized as follows:

[CAPTION]

                                                                                              1995      1994      1993
                                                                                                   (in thousands)
Gross rentals                                                                                $4,380    $5,086    $4,910
Less sublease rentals                                                                           371       152       180
Rental expense, net                                                                          $4,009    $4,934    $4,730

    Future obligations for minimum rentals under operating leases and capital leases that have initial or remaining noncancellable lease terms in excess of one year at November 3, 1995 and rentals to be received under noncancellable subleases are as follows:

                                                                                   Operating Leases  Net
                                                                            Minimum    Sublease    Minimum    Capital
Fiscal Year                                                                 Rentals    Rentals     Rentals    Leases

                                                                                         (in thousands)
1996                                                                         3,501        258       3,243         72
1997                                                                         2,399        133       2,266         72
1998                                                                         1,338         97       1,241         72
1999                                                                         1,174         79       1,095         72
2000                                                                           947         79         868         72
Later years                                                                  2,369        337       2,032        557
Total minimum lease payments                                                $11,728      $983      $10,745     $ 917
Amounts representing interest                                                                                   (412)
Present value of net minimum lease payments                                                                    $ 505

    Certain operating leases contain renewal options ranging from one to five years and/or contain purchase options, generally approximating fair market value.

12. Contingent Liabilities and Commitments

    The Company is involved in various litigation arising during the ordinary course of business. The final outcome of this litigation cannot be determined; however, it is management's opinion that the final resolution of these matters will not have a material adverse effect on the Company's financial position and future liquidity.

13. Industry Segments

    The Company operates in two industry segments: the manufacture and sale of textiles and the manufacture and sale of apparel. Within the textile segment, the Company is engaged primarily in the development, production and sale of finished fabrics and elastic narrow fabrics for the home furnishing, automotive, medical and various apparel markets. Within the apparel segment, the Company is engaged principally in the development, production and sale of T-shirts. Sales by these product groups accounted for 60.4%, 11.7%, and 27.9%, respectively, of total 1995 sales; 61.9%, 12.5%, and 25.6%, respectively, of total 1994 sales; and 60.3%, 11.2% and 28.5%, respectively, of total 1993 sales to unaffiliated customers.

    The following summarizes certain information on industry segments:

[CAPTION]

                                                                                        1995        1994        1993
                                                                                               (in thousands)
Net Sales(1)
  Textiles:
    Unaffiliated customers                                                            $185,685    $162,301    $169,625
    Intersegment                                                                             1         130         422
                                                                                       185,686     162,431     170,047
  Apparel:
    Unaffiliated customers                                                              71,842      55,796      67,640
    Intersegment                                                                             0          36      16,393
                                                                                        71,842      55,832      84,033
    Intersegment eliminations                                                               (1)       (166)    (16,815)
      Total Net Sales                                                                 $257,527    $218,097    $237,265
Operating Profit (Loss)(1)
  Textiles                                                                            $ 11,485    $  6,436    $  9,419
  Apparel                                                                                1,239         689      (1,115)
      Total Operating Profit                                                            12,724       7,125       8,304
      Interest Expense                                                                  12,116      10,713      10,190
      Other Income (Expense)                                                                22       1,596      (2,000)
      Net Income (Loss) From Continuing Operations                                    $    630    $ (1,992)   $ (3,886)
Identifiable Assets
  Textiles                                                                            $ 57,391    $ 97,798    $122,102
  Apparel                                                                               38,654      39,382      27,558
      Total                                                                           $ 96,045    $137,180    $149,660
Depreciation & Amortization
  Textiles                                                                            $  7,028    $  8,284    $  8,338
  Apparel                                                                                2,119       2,721       2,075
      Total                                                                           $  9,147    $ 11,005    $ 10,413
Capital Expenditures:
  Textiles                                                                            $  1,348    $  2,370    $  7,502
  Apparel                                                                                1,618         963       2,552
      Total                                                                           $  2,966    $  3,333    $ 10,054

    (1) Balances for fiscal 1994 and 1993 have been restated to exclude discontinued operations.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Not applicable.

PART III

Item 10.  Directors and Executive Officers of the Registrant.

     Information with respect to Directors, appearing under the heading "Election of Directors" on pages 5 through 8 of the Registrant's definitive proxy statement for the Annual Meeting of Stockholders to be held on March 12, 1996, is incorporated herein by reference. Information regarding executive officers is included as Item 4A in Part I of this document.

Item 11.  Executive Compensation.

     Information with respect to executive compensation, appearing under the heading "Executive Compensation" on pages 8 through 16 of the Registrant's definitive proxy statement for the Annual Meeting of Stockholders to be held on March 12, 1996, is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management.

     Information with respect to security ownership of certain beneficial owners and management, appearing under the headings "Security Ownership of Certain Beneficial Owners" and "Security Ownership of Management" on pages 1 through 5 of the Registrant's definitive proxy statement for the Annual Meeting of Stockholders to be held on March 12, 1996, is incorporated herein by reference.

Item 13.  Certain Relationships and Related Transactions.

     Information with respect to certain relationships and related transactions, appearing under the headings "Employment and Other Related Agreements" and "Certain Transactions" on pages 15 and 16 of the Registrant's definitive proxy statement for the Annual Meeting of Stockholders to be held on March 12, 1996, is incorporated herein by reference.

PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K.

(a)(1) and (2)    Financial Statements and Schedule

                  The financial statements and supplemental schedule listed in the accompanying index to financial statements and schedule are filed as part of this document.

           (3)    Exhibits

                  Exhibits to this report are listed in the accompanying index to exhibits.

(b)        No reports on Form 8-K were filed during the Company's 1995 fourth fiscal quarter.

                                   SIGNATURES

     Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          TEXFI INDUSTRIES, INC.


Date:  February 1, 1996                   By:s/Richard L. Kramer
                                             -------------------
                                               Richard L. Kramer
                                               Chairman of the Board
                                               of Directors


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


     Signature                      Title                      Date
s/Richard L. Kramer
------------------------
Richard L. Kramer           Chairman of the Board of             February 1, 1996
                            Directors

s/William L. Remley
William L. Remley           Chief Executive Officer              February 1, 1996
                               and Vice Chairman of the
                            Board of Directors

s/Andrew J. Parise, Jr.
------------------------
Andrew J. Parise, Jr.       President and Chief                  February 1, 1996
                            Operating Officer

s/John S. Rainey
John S. Rainey              Director                             February 1, 1996

s/Braxton Schell
Braxton Schell              Director                            February 1, 1996

s/William D. Goldston, Jr.
William D. Goldston, Jr.    Director                            February 1, 1996

s/John D. Mazzuto
John D. Mazzuto             Director                            February 1, 1996

s/Dane L. Vincent
Dane L. Vincent             Chief Financial Officer             February 1, 1996
                            and Treasurer (Principal
                            Accounting and
                            Financial Officer)


FORM 10-K -- ITEMS 8, 14(a)(1) and (2) and ITEM 14(d)

TEXFI INDUSTRIES, INC.

INDEX TO FINANCIAL STATEMENTS AND SCHEDULE

I   - Report of  Independent  Auditors  Relating to  Consolidated  Financial F-2
      Statements and Supplemental Schedule of Texfi Industries, Inc.


II - Valuation and Qualifying Accounts                                       F-3



Other schedules are omitted because of the absence of the conditions under which they are required or because the required information is included in the consolidated financial statements or in the notes thereto.

REPORT OF ERNST & YOUNG LLP INDEPENDENT AUDITORS

Stockholders and Board of Directors
Texfi Industries, Inc.


We have audited the accompanying consolidated balance sheets of Texfi Industries, Inc. and subsidiary as of November 3, 1995 and October 28, 1994 and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended November 3, 1995. Our audits also included the financial statement schedule listed in the Index as
Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Texfi Industries, Inc. and subsidiary at November 3, 1995 and October 28, 1994 and the consolidated results of their operations and their cash flows for each of the three years in the period ended November 3, 1995, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.



                                       ERNST AND YOUNG LLP

Raleigh, North Carolina
December 7, 1995

                                   SCHEDULE II

                             TEXFI INDUSTRIES, INC.
              Analysis of Valuation and Qualifying Accounts for the
                      Fiscal Years Ended November 3, 1995,
                      October 28, 1994 and October 29, 1993
                             (Amounts in thousands)

                                   Fiscal Year
                                                   1995        1994      1993
                                                  ------      ------    -----
RESERVES DEDUCTED FROM ASSETS
TO WHICH THEY APPLY:

Allowance for doubtful accounts and claims:
   Balance at beginning of year ..............    $4,287      $3,616   $1,491

   Net additions charged to income:
     Doubtful accounts........................       526         384    2,514
     Claims and allowances....................     2,670       2,184      561
                                                  ------       -----    -----
                                                   3,196       2,568    3,075
   Deductions for accounts written off as
     uncollectible (net of recoveries) .......     6,121       1,897      950
                                                  ------       -----    -----

   Balance at end of year ....................    $1,362      $4,287   $3,616
                                                  ======      ======   ======

                  TEXFI INDUSTRIES, INC.

                  INDEX TO EXHIBITS

*2(a) Asset Purchase Agreement dated as of February 10, 1995, by and between Registrant and Marion, Inc. filed as Exhibit 2(a) to Registrant's Form 8-K Current Report dated March 31, 1995.

*2(b) Amendment to Asset Purchase Agreement dated as of February 10, 1995, filed as Exhibit 2(b) to Registrant's Form 8-K Current Report dated March 31, 1995.

*2(c) Assignment and Assumption of Asset Purchase Agreement dated as of March 31, 1995 by and between Marion, Inc. and Decotech, L.C., filed as Exhibit 2(c) to Registrant's Form 8-K Current Report dated March 31, 1995.

*2(d) Subordinated Promissory Note dated March 31, 1995 from Decotech, L.C. in the principal amount of $2,000,000, filed as
                  Exhibit 2(d) to Registrant's Form 8-K Current Report dated March 31, 1995.

*2(e) Subordinated Promissory Note dated March 31, 1995 from Decotech, L.C. in the principal amount of $300,000 filed as
                  Exhibit 2(e) to Registrant's Form 8-K Current Report dated March 31, 1995.

*2(f) Subordination Agreement dated as of March 31, 1995 by and between BNY Financial Corporation, Decotech, L.C. and Registrant with respect to $2,000,000 promissory note, filed as Exhibit 2(f) to Registrant's Form 8-K Current Report dated March 31, 1995.

*2(g) Subordination Agreement dated as of March 31, 1995 by and between BNY Financial Corporation, Decotech, L.C. and Registrant with respect to $300,000 promissory note, filed as
                  Exhibit 2(g) to Registrant's Form 8-K Current Report dated March 31, 1995.

2(h)              Agreement dated as of September 8, 1995 between Registrant and
                  Decotech, L.C.

2(i) Note Purchase Agreement dated as of September 8, 1995 between Registrant, Decotech, L.C. and Deco General Partnership.

*3(a)(1) Restated Certificate of Incorporation of Registrant dated August 13, 1969, filed as Exhibit (3)(a)(1) to Registrant's Form 10-K Annual Report for the fiscal year ended October 31, 1980.

*3(a)(2) Certificate of Amendment of Certificate of Incorporation of Registrant dated March 16, 1972, filed as Exhibit (3)(a)(2)to Registrant's Form 10-K Annual Report for the fiscal year ended October 31, 1980.

*3(a)(3) Certificate of Amendment of Certificate of Incorporation of Registrant dated March 27, 1978, filed as Exhibit (3)(a)(3) to Registrant's Form 10-K Annual Report for the fiscal year ended October 31, 1980.

*3(a)(4) Certificate of Amendment of Certificate of Incorporation of Registrant dated May 19, 1986, filed as Exhibit 4.4 to Registrant's Form S-8 Registration Statement (No. 33-14697).

*3(a)(5) Certificate of Amendment of Certificate of Incorporation of Registrant dated March 20, 1987, filed as Exhibit 4.5 to Registrant's Form S-8 Registration Statement (No. 33-14697).

*3(a)(6) Certificate of Amendment of Certificate of Incorporation of Registrant dated September 28, 1987, filed as Exhibit 4(a)(6) to Registrant's Form S-2 Registration Statement (No. 33-16794).

*3(a)(7) Certificate of Designations of Registrant dated November 20, 1987, filed as Exhibit 4(a)(7) to Registrant's Form S-2 Registration Statement (No. 33-16794).

*3(a)(8) Certificate of Designations of Registrant dated March 8, 1988, filed as Exhibit 4(a)(8) to Registrant's Form S-2 Registration Statement (No. 33-20131).

*3(a)(9)          Certificate  of  Designations  of  Registrant  dated August 4,
                  1988, filed as Exhibit 4(d)(9) to Registrant's Form 10-Q Quarterly Report for the fiscal quarter ended July 29, 1988.

*3(b)(1) Bylaws of Registrant, filed as Exhibit 4.6 to Registrant's Form S-8 Registration Statement (No. 33-14697).

*3(b)(2) Amendment to Bylaws of Registrant, filed as Exhibit 4(b)(2) to Registrant's Form S-2 Registration Statement (No. 33-16794).

*3(b)(3)          Amendment  to Bylaws of  Registrant  adopted  by  Registrant's
                  Board of Directors on January 18, 1991, filed as Exhibit 3(b)(3) to Registrant's Form 10-K Annual Report for the fiscal year ended November 2, 1990.

*3(b)(4) Amendment to Bylaws of Registrant adopted by Registrant's Board of Directors on August 31, 1994, filed as Exhibit 4(b)(4) to Registrant's Form 10-Q Quarterly Report for the fiscal quarter ended July 29, 1994.

*3(b)(5)          Amendment  to Bylaws of  Registrant  adopted  by  Registrant's
                  Board of Directors on September 7, 1994, filed as Exhibit 4(b)(5) to Registrant's Form 10-Q Quarterly Report for the fiscal quarter ended July 29, 1994.

*4(a)(1) Indenture between Registrant and Rhode Island Hospital Trust National Bank, Trustee, with a copy of Subordinated Debentures due April 1, 1995, Series A, Subordinated Debentures due April 1, 1995, Series B and Subordinated Extendible Debentures due April 1, 2000, Series C attached, filed as Exhibit 4(f) to Registrant's Form S-2 Registration Statement (No. 33-32485).

*4(a)(2) First Supplemental Indenture between Registrant and Rhode Island Hospital Trust National Bank, Trustee, with a revised Subordinated Debenture due April 1, 1995, Series B attached, filed as Exhibit 4 to Registrant's Form 8-K Current Form dated May 16, 1990.

*4(a)(3) Indenture dated October 1, 1991 between Registrant and First National Bank of Boston, Trustee, with copy of 11-1/4% Convertible Senior Subordinated Debenture due October 1, 1997, filed as Exhibit 4(a)(1) to Registrant's Form 10-K Annual Report for the fiscal year ended November 1, 1991.

*4(a)(4) Indenture dated September 8, 1993 between Registrant and First Union National Bank of North Carolina, Trustee, with copy of 8-3/4% Senior Subordinated Debenture due August 1, 1999, filed as Exhibit 4(c)(2) to Registrant's Form 10-Q Quarterly Report for the fiscal quarter ended July 30, 1993.

*4(b)(1)          Specimen  Common Stock ($1 par value)  certificates,  filed as
                  Exhibit 4.01 to Amendment No. 2 to Registrant's Form S-1 Registration Statement (No. 2-41653).

*4(c)(1) Rights Agreement dated July 22, 1988 between Registrant and First Union National Bank of North Carolina, as Rights Agent, filed as Exhibit 1 to Registrant's Form 8-K Current Form dated July 22, 1988.

*4(c)(2) Form of Rights Certificate, filed as Exhibit B to Exhibit 1 to Registrant's Form 8-K Current Form dated July 22, 1988.

*4(c)(3) Amendment to Rights Agreement between Registrant and First Union National Bank of North Carolina dated October 31, 1988, filed as Exhibit 4(e)(3) to Registrant's Form S-2 Registration Statement (No. 33-32485).

*4(c)(4) Second Amendment to Rights Agreement dated May 24, 1994 between Registrant and First Union National Bank of North Carolina, as Rights Agent, filed as Exhibit 4(e)(4) to Registrant's Form 10-Q Quarterly Report for the fiscal quarter ended April 29, 1994.

*4(c)(5) Third Amendment to Rights Agreement dated December 16, 1994 between Registrant and First Union National Bank of North Carolina, as Rights Agent, filed as Exhibit 4(c)(5) to Registrant's Form 10-K Annual Report for the fiscal year ended October 28, 1994.

*4(d)(1) Loan Agreement dated October 29, 1990 between Registrant and NCNB National Bank of North Carolina, filed as Exhibit 2(a) to Registrant's Form 8-K Current Form dated November 12, 1990.

*4(d)(2) First Amendment to Loan Agreement dated March 14, 1991 between Registrant and NCNB National Bank of North Carolina, filed as
                  Exhibit 19(a)(1) to Registrant's Form 10-Q Quarterly Report for the fiscal quarter ended May 3, 1991.

*4(d)(3) Second Amendment to Loan Agreement dated March 28, 1991 between Registrant and NCNB National Bank of North Carolina, filed as Exhibit 19(a)(2) to Registrant's Form 10-Q Quarterly Report for the fiscal quarter ended May 3, 1991.

*4(d)(4) Third Amendment to Loan Agreement dated May 29, 1991 between Registrant and NCNB National Bank of North Carolina, filed as
                  Exhibit 19(a)(3) to Registrant's Form 10-Q Quarterly Report for the fiscal quarter ended May 3, 1991.

*4(d)(5) Fourth Amendment to Loan Agreement dated June 14, 1991 between Registrant and NCNB National Bank of North Carolina, filed as
                  Exhibit 19(a)(4) to Registrant's Form 10-Q Quarterly Report for the fiscal quarter ended May 3, 1991.

*4(d)(6) Fifth Amendment to Loan Agreement dated January 28, 1992 between Registrant and NCNB National Bank of North Carolina, filed as Exhibit 4(e)(6) to Registrant's Form 10-K Annual Report for the fiscal year ended November 1, 1991.

*4(d)(7) Sixth Amendment to Loan Agreement dated November 4, 1992 between Registrant and NationsBank of North Carolina, N.A. (formerly NCNB National Bank of North Carolina), filed as
                  Exhibit 4(e)(7) to Registrant's Form 10-K Annual Report for the fiscal year ended October 30, 1992.

*4(d)(8) Seventh Amendment to Loan Agreement dated December 22, 1992 between Registrant and NationsBank of North Carolina, N.A. (formerly NCNB National Bank of North Carolina), filed as
                  Exhibit 4(e)(8) to Registrant's Form 10-K Annual Report for the fiscal year ended October 30, 1992.

*4(d)(9) Eighth Amendment to Loan Agreement dated August 25, 1993 between Registrant and NationsBank of North Carolina, N.A. (formerly NCNB National Bank of North Carolina), filed as
                  Exhibit 4(g)(9) to Registrant's Form S-2 Registration Statement (No. 33-66678).

*4(d)(10)         Ninth  Amendment  to Loan  Agreement  dated  October  29, 1993 between  Registrant and  NationsBank of North  Carolina,  N.A.
                  (formerly  NCNB  National  Bank of North  Carolina),  filed as
                  Exhibit 4(f)(10) to Registrant's Form 10-K Annual Report for the fiscal year ended October 29, 1993.

*4(d)(11)         Tenth Amendment to Loan Agreement dated April 28, 1994 between
                  Registrant and NationsBank of North Carolina,  N.A.  (formerly
                  NCNB  National  Bank of  North  Carolina),  filed  as  Exhibit
                  4(f)(11) to Registrant's Form 10-Q Quarterly Report for the fiscal quarter ended April 29, 1994.

*4(d)(12)         Eleventh  Amendment to Loan  Agreement  dated October 28, 1994 between  Registrant and  NationsBank of North  Carolina,  N.A.
                  (formerly  NCNB  National  Bank of  North  Carolina)  filed as
                  Exhibit 4(d)(12) to Registrant's Form 10-K Annual Report for the fiscal year ended October 28, 1994.

*4(d)(13)         Twelfth  Amendment to Loan  Agreement  dated  January 27, 1995 between  Registrant and  NationsBank of North  Carolina,  N.A.
                  (formerly  NCNB  National  Bank of North  Carolina),  filed as
                  Exhibit 4(d)(13) to Registrant's Form 10-Q Quarterly Report for the fiscal quarter ended January 27, 1995.

*4(d)(14)         Thirteenth  Amendment to Loan  Agreement  dated April 28, 1995 between  Registrant and  NationsBank of North  Carolina,  N.A.
                  (formerly  NCNB  National  Bank of  North  Carolina),filed  as
                  Exhibit 4(f)(14) to Registrant's Form 10-Q Quarterly Report for the fiscal quarter ended April 28, 1995.

*4(d)(15)         Fourteenth  Amendment  to Loan  Agreement  dated July 28, 1995 between  Registrant and  NationsBank of North  Carolina,  N.A.
                  (formerly  NCNB  National  Bank  of  North  Carolina)filed  as
                  Exhibit 4(f)(15) to Registrant's Form 10-Q Quarterly Report for the fiscal quarter ended July 28, 1995.

4(d)(16) Fifteenth Amendment to Loan Agreement dated November 3, 1995 between Registrant and NationsBank of North Carolina, N.A. (formerly NCNB National Bank of North Carolina).

Management contract or compensatory plan or arrangement (Exhibits 10(a)(1) through 10(a)(23))

*10(a)(1)         Supplemental  Retirement  Agreement  dated  September  1, 1981 between  Registrant and Joseph H.  Hamilton,  filed as Exhibit
                  10(b) to Registrant's Form 10-K Annual Report for the fiscal year ended October 30, 1981.

*10(a)(2)         1987   Nonqualified   Stock   Option   Plan,   as  adopted  by
                  Registrant's  Board of  Directors  on  December  16,  1987 and
                  approved   March  8,  1988  at  a  meeting   of   Registrant's
                  Stockholders,  filed as Exhibit 4(c)(11) to Registrant's  Form
                  10-Q Quarterly Report for the fiscal quarter ended April 29, 1988.

*10(a)(3)         Form of 1987  Nonqualified  Stock Option  Agreement,  filed as
                  Exhibit 4(c)(12) to Registrant's Form 10-Q Quarterly Report for the fiscal quarter ended April 29, 1988.

*10(a)(4)         Resolutions  amending the 1987 Nonqualified Stock Option Plan, as adopted by Registrant's Board of Directors on January 8, 1991 and Registrant's Stockholders on March 12, 1991, filed as
                  Exhibit 10(a)(9) to Registrant's Form 10-K Annual Report for the fiscal year ended November 1, 1991.

*10(a)(5)         Resolutions  amending the 1987 Nonqualified Stock Option Plan, as adopted by Registrant's Board of Directors on January 12, 1993 and Registrant's Stockholders on March 9, 1993, filed as
                  Exhibit 19(f) to Registrant's Form 10-Q Quarterly Report for the fiscal quarter ended April 30, 1993.

10(a)(6) Resolution amending the 1987 Nonqualified Stock Option Plan, as adopted by Registrant's Board of Directors on September 6, 1995.

10(a)(7) Form of 1987 Nonqualified Stock Option Agreements dated May 18, 1995 between William L. Remley and Andrew J. Parise, Jr. and Registrant.

*10(a)(8)         Directors'  Deferred  Stock  Compensation  Plan as  adopted by
                  Registrant's  Board of Directors  on July 14,  1989,  filed as
                  Exhibit 19 to Registrant's Form 10-Q Quarterly Report for the fiscal quarter ended July 28, 1989.

*10(a)(9)         Resolutions    amending   the   Directors'    Deferred   Stock
                  Compensation   Plan  as  adopted  by  Registrant's   Board  of
                  Directors on November 30, 1994 and  Registrant's  Stockholders
                  on  March  14,  1995,   filed  as  Exhibit   10(a)(7)  to  the
                  Registrant's Form 10-Q Quarterly Report for the fiscal quarter ended April 28, 1995.

10(a)(10)         Resolution  amending  Directors'  Deferred Stock  Compensation
                  Plan, as adopted by the Directors' Deferred Stock Compensation
                  Committee of  Registrant's  Board of Directors on September 6,
                  1995.

*10(a)(11)        1990 Executive  Stock  Purchase  Plan,  dated January 9, 1990, filed as Exhibit 4(d)(16) to Registrant's  Form 10-Q Quarterly
                  Report for the fiscal quarter ended February 2, 1990.

*10(a)(12)        Resolutions  amending the 1990 Executive  Stock Purchase Plan, as adopted by Registrant's Board of Directors on March 9, 1993, filed as Exhibit 19(g) to Registrant's Form 10-Q
                  Quarterly Report for the quarter ended April 30, 1993.

10(a)(13)         Resolution  amending 1990  Executive  Stock  Purchase Plan, as adopted by  Registrant's  Board of  Directors  on September 6,
                  1995.

*10(a)(14)        1990 Restricted  Incentive Stock Plan,  dated January 9, 1990, filed as Exhibit 4(d)(17) to Registrant's  Form 10-Q Quarterly
                  Report  for  the  fiscal   quarter  ended   February  2,  1990
                  (terminated in 1995 except as to previously issued stock).

*10(a)(15)        Employment Agreement dated November 1, 1991 between Registrant and L.  Terrell  Sovey,  Jr.,  filed as Exhibit  10(a)(21)  to
                  Registrant's Form 10-K Annual Report for the fiscal year ended
                  October 30, 1992.

10(a)(16)         Letter  Agreement dated March 20, 1995 between  Registrant and
                  L. Terrell Sovey, Jr.

*10(a)(17)        Employment   Agreement   dated   November   17,  1992  between
                  Registrant and Michael A. Miller, filed as Exhibit 10(a)(26) to Registrant's Form 10-K Annual Report for the fiscal year ended October 30, 1992.

*10(a)(18)        Amendment  to  Employment  Agreement  dated  January  29, 1993 between  Registrant  and Michael A.  Miller,  filed as Exhibit
                  19(d) to Registrant's Form 10-Q Quarterly Report for the fiscal quarter ended April 30, 1993.

*10(a)(19)        Employment Agreement dated October 31, 1994 between Registrant and  Andrew J.  Parise,  Jr.,  filed as Exhibit  10(a)(23)  to
                  Registrant's Form 10-K Annual Report for the fiscal year ended
                  October 28, 1994.

*10(a)(20)        Description  of   Registrant's   1994   Management   Incentive
                  Compensation  Plan adopted by Registrant's  Board of Directors
                  on  February   15,  1994,   filed  as  Exhibit   10(a)(24)  to
                  Registrant's  Form  10-K  Annual  Report  for the  year  ended
                  October 28, 1994  (terminated  as to Messrs.  Remley,  Parise,
                  Vincent, Courtney and Gilreath in 1995).

*10(a)(21)        Description of Registrant's  Target Ownership  Program adopted by Registrant's Board of Directors on February 15, 1994, filed as Exhibit 10(a)(25) to Registrant's From 10-K Annual Report for the fiscal year ended October 28, 1994 (terminated in 1995).

*10(a)(22)        Employment  Agreement  dated April 1, 1995 between  Registrant
                  and   William  L.   Remley,   filed  as  Exhibit   10(a)17  to
                  Registrant's Form 10-Q Quarterly Report for the fiscal quarter ended April 28, 1995.

10(a)(23)         Performance  Incentive Plan adopted by  Registrant's  Board of
                  Directors on September 6, 1995.

*10(b)(1)         Deed of Trust and Security  Agreement dated September 15, 1989
                  between   Elastex,   Inc.,   Eugene  M.   Anderson,   Jr.  and
                  BarclaysAmerican/Commercial,  Inc.,  filed as Exhibit 10(e)(4)
                  to   Registrant's   Form  S-2   Registration   Statement  (No.
                  33-32485).

*10(b)(2)         First  Supplement  to Deed of Trust dated  September  15, 1989
                  among   Elastex,   Inc.,   Eugene   M.   Anderson,   Jr.   and
                  BarclaysAmerican  Commercial,  Inc., filed as Exhibit 10(e)(5)
                  to   Registrant's   Form  S-2   Registration   Statement  (No.
                  33-32485).

*10(b)(3)         Assignment  of Leases and Rents  dated  September  15, 1989 by
                  Elastex, Inc. in favor of  BarclaysAmerican/Commercial,  Inc.,
                  filed  as   Exhibit   10(e)(6)   to   Registrant's   Form  S-2
                  Registration Statement (No. 33-32485).

*10(b)(4)         Security  Agreement  (Equipment and Machinery)  dated July 24,
                  1987  by   Elastex,   Inc.   in  favor  of   BarclaysAmerican/
                  Commercial,  Inc.,  filed as Exhibit  10(e)(7) to Registrant's
                  Form S-2 Registration Statement (No. 33-32485).

*10(b)(5)         Amendment  to  Security  Agreement  dated  September  15, 1989 between Elastex, Inc. and  BarclaysAmerican/Commercial,  Inc.,
                  filed  as   Exhibit   10(e)(8)   to   Registrant's   Form  S-2
                  Registration Statement (No. 33-32485).

*10(b)(6)         Term Loan Agreement dated October 30, 1992 between  Registrant and Barclays Commercial Corporation, filed as Exhibit 10(c)(9) to the Registrant's Form 10-K Annual Report for the fiscal year ended October 30, 1992.

*10(b)(7)         Amendment to Term Loan Agreement dated August 25, 1993 between
                  Registrant  and  Barclays  Commercial  Corporation,  filed  as
                  Exhibit   10(c)(10)  to  Registrant's  Form  S-2  Registration
                  Statement (No. 33-66678).

*10(b)(8)         Amendment  to Term Loan  Agreement  dated  December  29,  1993 between Registrant and Barclays Commercial Corporation, filed as Exhibit 10(b)(11) to Registrant's Form 10-K Annual Report for the fiscal year ended October 29, 1993.

*10(b)(9)         Amendment  to Term Loan  Agreement  dated May 25, 1994 between
                  Registrant  and The CIT  Group/BCC,  Inc.  (formerly  Barclays
                  Commercial   Corporation),   filed  as  Exhibit  10(b)(12)  to
                  Registrant's Form 10-Q Quarterly Report for the fiscal quarter ended April 29, 1994.

*10(b)(10)        Amendment  to Term  Loan  Agreement  dated  October  28,  1994 between  Registrant  and The  CIT  Group/BCC,  Inc.  (formerly
                  Barclays Commercial Corporation), filed as Exhibit 10(b)(13) to Registrant's Form 10-K Annual Report for the fiscal year ended October 28, 1994.

*10(b)(11)        Amendment  to Term  Loan  Agreement  dated  January  27,  1995 between  Registrant  and The  CIT  Group/BCC,  Inc.  (formerly
                  Barclays Commercial Corporation) filed as Exhibit 10(b)(14) to
                  Registrant's Form 10-Q Quarterly Report for the fiscal quarter ended January 27, 1995.

*10(b)(12)        Inventory  Security  Agreement  dated February 1, 1995 between
                  Registrant  and  The  CIT  Group/Commercial   Services,   Inc.
                  (formerly Barclays Commercial  Corporation),  filed as Exhibit
                  10(b)(15) to the Registrant's Form 10-Q Quarterly Report for the fiscal quarter ended January 27, 1995.

*10(b)(13)        Inventory  Security  Agreement  dated March 31,  1995  between
                  Registrant  and  The  CIT  Group/Commercial   Services,   Inc.
                  (formerly Barclays Commercial  Corporation),  filed as Exhibit
                  10(b) (17) to Registrant's Form 10-Q Quarterly Report for the fiscal quarter ended April 28, 1995.

*10(b)(14)        Amendment to Term Loan Agreement  dated April 28, 1995 between
                  Registrant  and The CIT  Group/BCC,  Inc.  (formerly  Barclays
                  Commercial   Corporation),   filed  as  Exhibit  10(b)(15)  to
                  Registrant's Form 10-Q Quarterly Report for the fiscal quarter ended April 28, 1995.

*10(b)(15)        Amendment to Term Loan  Agreement  dated July 28, 1995 between
                  Registrant  and The CIT  Group/BCC,  Inc.  (formerly  Barclays
                  Commercial  Corporation),   filed  as  Exhibit  (10)(a)(1)  to
                  Registrant's Form 10-Q Quarterly Report for the fiscal quarter ended July 28, 1995.

10(b)(16)         Amendment to Term Loan  Agreement  effective  November 3, 1995 between  Registrant  and The  CIT  Group/BCC,  Inc.  (formerly
                  Barclays Commercial Corporation).

*10(b)(17)        Security  Agreement dated October 30, 1992 between  Registrant
                  and  Barclays   Commercial   Corporation,   filed  as  Exhibit
                  10(c)(11) to Registrant's Form 10-K Annual Report for the fiscal year ended October 30, 1992.

*10(b)(18)        First Supplement to Deed of Trust and Security Agreement dated
                  October 30, 1992 between  Registrant  and Barclays  Commercial
                  Corporation,  filed as Exhibit  10(c)(12) to Registrant's Form
                  10-K Annual Report for the fiscal year ended October 30, 1992.

*10(b)(19)        Second  Supplement  to Deed of Trust  and  Security  Agreement
                  dated  October  30,  1992  between   Registrant  and  Barclays
                  Commercial   Corporation,   filed  as  Exhibit   10(c)(13)  to
                  Registrant's Form 10-K Annual Report for the fiscal year ended
                  October 30, 1992.

*10(b)(20)        Modification  of Deed to secure  Debt dated  October  30, 1992 between Registrant and Barclays Commercial Corporation, filed as Exhibit 10(c)(14) to Registrant's Form 10-K Annual Report for the fiscal year ended October 30, 1992.

*10(b)(21)        Master Loan and Security  Agreement dated June 1, 1993 between
                  Registrant   and  BOT   Financial   Corporation   and  related
                  Promissory Note dated June 4, 1993 between  Registrant and BOT
                  Financial Corporation,  filed as Exhibit 19(h) to Registrant's
                  Form 10-Q Quarterly  Report for the fiscal quarter ended April
                  30, 1993.

*10(b)(22)        Loan Schedule No. 2 to Master Loan and Security  Agreement and
                  related Promissory Note and Supplemental Security Agreement dated July 30, 1993 between Registrant and BOT Financial
                  Corporation,  filed as Exhibit  10(b)(19) to Registrant's Form
                  10-K Annual Report for the fiscal year ended October 29, 1993.

*10(b)(23)        Loan Schedule No. 3 to Master Loan and Security  Agreement and
                  related Promissory Note and Supplemental Security Agreement dated October 29, 1993 between Registrant and BOT Financial
                  Corporation,  filed as Exhibit  10(b)(20) to Registrant's Form
                  10-K Annual Report for the fiscal year ended October 29, 1993.

*10(b)(24)        Master Loan and Security  Agreement dated June 1, 1993 between
                  Registrant  and KeyCorp.  Leasing Ltd. and related  Promissory
                  Note  dated  June 4,  1993  between  Registrant  and  KeyCorp.
                  Leasing Ltd., filed as Exhibit 19(i) to Registrant's Form 10-Q
                  Quarterly Report for the fiscal quarter ended April 30, 1993.

10(c)(1) Loan Agreement dated October 29, 1990 and Amendments thereto between Registrant and NCNB National Bank of North Carolina, incorporated by reference as Exhibits 4(d)(1) through 4(d)(16) hereto.

*10(c)(2)         Future   Advance   Deed  of  Trust  and   Security   Agreement
                  (Fayetteville,  NC,  property)  dated October 29, 1990 between
                  Registrant and NCNB National Bank of North Carolina,  filed as
                  Exhibit 2(b) to the  Registrant's  Form 8-K Current Form dated
                  November 12, 1990.

*10(c)(3)         Future  Advance  Deed of Trust and Security  Agreement  (Rocky
                  Mount, NC property) dated October 29, 1990 between Registrant and NCNB National Bank of North Carolina, filed as Exhibit
                  2(c) to Registrant's  Form 8-K Current Form dated November 12,
                  1990.

*10(c)(4)         Amended and  Restated  Security  Agreement  dated May 29, 1991 between Registrant and NCNB National Bank of North Carolina, filed as Exhibit 10(c)(5) to Registrant's Form 10-K Annual
                  Report for the fiscal year ended October 29, 1993.

*10(d)(1)         Stock and Option Purchase Agreement dated May 24, 1994 between
                  Registrant  and  Chadbourne  Corporation,   filed  as  Exhibit
                  10(d)(1) to Registrant's Form 10-Q Quarterly Report for the fiscal quarter ended April 29, 1994.

11                Computation of Earnings Per Share

21                Subsidiary of Registrant

23                Consent of Ernst & Young LLP, Independent Auditors

27                Financial Data Schedule
----------------------------------

 *Incorporated by reference to previous filing.