Form 10-Q
period 1996-02-02
TEXFI INDUSTRIES INC
filed 1996-03-18
CIK 97579

                                    FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended February 2, 1996

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


                  Number of shares of Common Stock outstanding
                         at March 18 , 1996 - 8,664,392


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

                             TEXFI INDUSTRIES, INC.


                          QUARTERLY REPORT ON FORM 10-Q
                     FOR THE QUARTER ENDED FEBRUARY 2, 1996

                         PART I - FINANCIAL INFORMATION


Item 1.  Consolidated Financial Statements

     The consolidated financial statements included herein have been prepared by Texfi Industries, Inc. (the "Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. The consolidated balance sheet as of November 3, 1995 has been taken from the audited financial statements as of that date. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company's latest Annual Report on Form 10-K.

     The consolidated financial statements included herein reflect all adjustments (none of which are other than normal recurring accruals) which are, in the opinion of management, necessary for a fair presentation of the information included. Operating results for the thirteen-week period ended February 2, 1996 are not necessarily indicative of the results that may be expected for the year ended November 1, 1996. The following consolidated financial statements are included:

         Consolidated Statements of Income for the thirteen weeks ended February 2, 1996 and January 27, 1995

         Consolidated Balance Sheets as of February 2, 1996 and
         November 3, 1995

         Consolidated Statements of Cash Flows for the thirteen weeks ended February 2, 1996 and January 27, 1995

         Condensed Notes to Consolidated Financial Statements

                             TEXFI INDUSTRIES, INC.


                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                      (in thousands, except per share data)


                                           THIRTEEN WEEKS ENDED
                                         FEBRUARY 2,     January 27,
                                            1996            1995
NET SALES ...........................   $   58,063      $   52,689

COST AND EXPENSES:
  Cost of goods sold ................       50,875          46,204
  Selling, general and admin. .......        4,155           4,135
                                        ----------      ----------
    Total ...........................       55,030          50,339
                                        ----------      ----------

OPERATING INCOME ....................        3,033           2,350

OTHER EXPENSE (INCOME):
  Interest ..........................        2,614           3,131
  Other, net ........................           (5)            (10)
                                        ----------       ---------
    Total ...........................        2,609           3,121
                                        ----------      ----------

NET INCOME (LOSS) FROM CONTINUING
 OPERATIONS...........................         424            (771)

DISCONTINUED OPERATIONS:
  Loss from operations of discontinued
    operations........................       --             (1,244)
  Loss on disposal of discontinued
    operations........................        --            (6,919)
                                        -----------      ----------
      Total...........................       --             (8,163)
                                        -----------     -----------

INCOME (LOSS) BEFORE INCOME TAXES....          424          (8,934)

PROVISION FOR INCOME TAXES...........            8            --
                                         ---------       -------

NET INCOME (LOSS)....................   $      416      $   (8,934)
                                        ==========      ===========

NET INCOME (LOSS) PER SHARE:
  Net income (loss) from continuing
  operations.........................   $      .05      $     (.09)
  Loss from discontinued operations..         --              (.94)
                                        -----------     ----------
  Net income (loss)..................   $      .05      $    (1.03)
                                        ===========     ==========


See Notes to Consolidated Financial Statements on page 6.

                             TEXFI INDUSTRIES, INC.

                           CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                           (UNAUDITED)
                                            FEBRUARY 2,    November 3,
                                               1996            1995
                                            -----------    --------
ASSETS

CURRENT ASSETS:
   Cash and cash equivalents ...............  $     350           747
   Receivables:
      Trade .................................     3,227         1,958
      Due from factor .......................     3,198         6,971
      Other .................................       188           244
   Inventories ..............................    29,721        28,092
   Prepaid expenses .........................     2,603         2,077
   Property, plant and equipment
      held for disposal - net................       785         1,513
                                                -------       -------
     Total...................................    40,072        41,602

PROPERTY, PLANT AND EQUIPMENT - NET .........    49,894        50,514

OTHER ASSETS ................................     3,689         3,929
                                               --------      --------
                                               $ 93,655      $ 96,045
                                               ========      ========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Current maturities of long-term debt .....  $  8,236      $  8,452
   Accounts payable .........................    25,194        22,742
   Other liabilities ........................     4,333         6,144
   Federal and state income taxes ...........        70            70
                                               --------      --------
      Total..................................    37,833        37,408

LONG-TERM DEBT ..............................     9,916        12,471

SUBORDINATED DEBENTURES .....................    40,724        40,724

OTHER LONG-TERM OBLIGATIONS .................       529         1,205

COMMON STOCKHOLDERS' EQUITY:
   Common stock, $1.00 par value ............     8,651         8,651
   Additional paid-in capital ...............    25,069        25,069
   Retained earnings ........................   (29,067)      (29,483)
                                               --------       -------
      Total..................................     4,653         4,237
                                               --------      --------
                                               $ 93,655      $ 96,045
                                               ========      ========

See Notes to Consolidated Financial Statements on page 6.

                             TEXFI INDUSTRIES, INC.


                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                 (in thousands)

                                                    THIRTEEN WEEKS ENDED
                                                   FEB. 2,       Jan. 27,
                                                    1996           1995
                                                   -------       ------
OPERATING ACTIVITIES
  Net income (loss)...............................  $   416     $(8,934)
  Adjustments to reconcile net income (loss) to
  net cash provided by operating activities:
    Depreciation & amortization ..................    2,097       2,792
    Provision for losses on accounts receivable ..      160         269
    Loss on sale of property, plant and equipment.        3       3,901
    Change in operating assets and liabilities:
      Accounts receivable ........................    2,400       2,831
      Inventories ................................   (1,629)       (993)
      Prepaid and other assets ...................     (500)     (1,032)
      Accounts payables and accrued liabilities ..      (35)      3,441
                                                     ------     -------
NET CASH PROVIDED BY OPERATING ACTIVITIES.........    2,912       2,275
                                                     ------     -------

INVESTING ACTIVITIES
  Purchases of property, plant and equipment .....   (2,132)       (941)
  Proceeds from sale of property, plant and
    equipment.....................................    1,594         474
                                                     ------      ------
   NET CASH USED IN INVESTING ACTIVITIES .........     (538)       (467)
                                                     ------     -------

FINANCING ACTIVITIES
   Payments on long-term debt and capital lease
    obligations ..................................   (2,771)     (2,698)
   Restricted stock forfeitures...................     --           (14)
                                                    --------    --------
NET CASH USED IN FINANCING ACTIVITIES ............   (2,771)     (2,712)
                                                    -------     -------

    DECREASE IN CASH AND CASH EQUIVALENTS ........     (397)       (904)

Cash and cash equivalents at beginning of period .      747       1,468
                                                    -------     -------

    CASH AND CASH EQUIVALENTS AT END OF PERIOD ... $    350     $   564
                                                   ========     =======


See Notes to Consolidated Financial Statements on page 6.

                             TEXFI INDUSTRIES, INC.

              CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                FEBRUARY 2, 1996

1.  Details of certain balance sheet captions are as follows (in thousands):

                                               FEBRUARY 2, November 3,
                                                  1996        1995

    1. INVENTORIES:
  Finished goods .............................  $ 11,634     $ 10,919
  Goods in process ...........................    10,742       10,261
  Raw materials ..............................     4,570        4,160
  Supplies ...................................     2,775        2,752
                                                --------     --------
       Total .................................  $ 29,721     $ 28,092
                                                ========     ========

PROPERTY, PLANT AND EQUIPMENT:
  Land and land improvements .................  $  2,841     $  2,841
  Buildings ..................................    23,099       23,099
  Machinery, equipment, etc. .................    80,873       83,531
  Leasehold improvements .....................        64           64
  Construction in progress ...................     1,968          772
                                                --------     --------
       Total .................................   108,845      110,307
  Less accumulated depreciation ..............    58,951       59,793
                                                --------     --------
  Property, plant and equipment, net .........  $ 49,894     $ 50,514
                                                ========     ========

LONG-TERM DEBT:
   Term loan at 8.4202% variable interest
    interest rate, principal payments due
    monthly through October 31, 1997..........  $ 15,757     $ 17,998
   Term loan at 6.75%, payable in monthly
    installments plus interest through November
    1, 1998....................................    1,650        1,800
   Term loan at prime plus 1%, payable in equal
    monthly installments plus interest
    through March 1997.........................      245          620
   Capitalized leases, principally at prime,
    payable through 2009.......................      500          505
                                                --------     --------
       Total .................................    18,152       20,923
   Less current maturities ....................    8,236        8,452
                                                --------     --------
   Due after one year ......................... $  9,916     $ 12,471

                                                ========     ========
                                       6

1.  Continued


                                         FEBRUARY 2,  November 3,
                                             1996        1995

SUBORDINATED DEBENTURES:
   Senior Subordinated Debentures, 8 3/4%
    due August 1, 1999..................   $ 34,430     $ 34,430
   Subordinated Extendible Debentures,
    11%, due April 1, 2000 (Series C)...      2,757        2,757
   Convertible Senior Subordinated
    Debentures, 11-1/4% due October
    1, 1997 ............................      3,537        3,537
                                           --------     --------
                                           $ 40,724     $ 40,724
                                           ========     ========

2. Primary earnings (loss) per common share are based on the average number of shares of common stock and common stock equivalents of dilutive stock options outstanding during the applicable period.

         Fully diluted earnings (loss) per common share are computed assuming conversion of the 11-1/4% Convertible Senior Subordinated Debentures into common stock as of the beginning of the applicable period, and the applicable period's interest expense thereon, net of income taxes, was added to net income for the applicable period.

3. At February 2, 1996, shares of common stock were reserved for possible issuance as follows:

         Conversion of 11-1/4% Convertible Senior Subordinated
            Debentures .....................................    528,647
         Stock options .....................................    858,099
         Stock options granted to Chadbourne Corporation....    600,000
         1990 Executive Stock Purchase Plan ................    101,764
         Directors' Deferred Stock Compensation Plan .......    162,791
                                                                -------
           Total ...........................................  2,251,301
                                                              =========

4. The consolidated statement of operations for the thirteen weeks ended January 27, 1995 has been restated to reflect the Company's Marion Fabrics greige goods business, as discontinued operations.

5. Subsequent to the end of the quarter, on March 15, 1996, the Company entered into a new credit facility to restructure its existing term loan and factor advances. The new credit facility includes a revolving debt arrangement and a $19 million term loan. The term loan is payable in $500,000 monthly installments over a 30-month period with a $4.5 million balloon payment due at the conclusion of the 30-month period.

Item 2.  Management's Discussion and Analysis of Financial

         Condition and Results of Operations

RESULTS OF OPERATIONS

         Net sales for the thirteen weeks ended February 2, 1996 increased to $58,063,000 as compared to net sales of $52,689,000 for the thirteen weeks ended January 27, 1995. This $ 5,374,000 (10%) increase resulted from increased sales of finished fabrics ($8,919,000), which were partially offset by reduced sales of knitted apparel ($2,030,000) and narrow fabrics ($1,515,000).

         For the comparable thirteen-week period, cost of goods sold, as a percentage of net sales, decreased .1% from 87.7% in 1995 to 87.6% in 1996. The first quarter 1996 improvement was due primarily to reductions in both variable and fixed costs at the Texfi Blends division, and to a lessor extent at the Texfi Narrow Fabrics division.

         Selling, general and administrative expenses ("SG&A") decreased from 7.8% to 7.2% as a percentage of sales for the thirteen weeks ended February 2, 1996 as compared to the same period in 1995. The decrease was primarily due to the Company's continued reengineering efforts which reduced the approximately 25% of SG&A that is not fixed in nature and the Company's increased sales for the comparable period.

         Interest expense decreased $517,000(16.5%) from $3,131,000 during the first thirteen-week period ended in 1995 to $2,614,000 in 1996. This decrease is primarily attributable to a $20 million decrease in long-term debt outstanding since the first quarter of 1995 as a result of both normally scheduled monthly installments and application of proceeds from sale of assets related to operations discontinued in 1995.

         During the first quarter of 1995, the Company recorded a $8,163,000 charge related to the discontinuance of its Highland yarn operations, Jefferson diaper and corduroy production and Marion Fabrics greige goods operations. This charge consisted of a loss on operations of $1,244,000 and a loss on disposal of assets of $6,919,000.

Financial Condition:

         During the first fiscal quarter of 1996, operating activities generated net cash of $2.9 million. This cash was generated as a result of the $416,000 net income, depreciation and amortization of $2.1 million and the provision for losses on accounts receivable of $160,000, together with a decrease in accounts receivable of $2.4 million which offset increases in inventories of $1.6 million and prepaid and other assets of $500,000. Cash flow from operations, $1.6 million in proceeds from the sale of property, plant and equipment and cash on hand provided funds to repay long-term debt of $2.8 million and purchase property, plant and equipment totaling $2.1 million.

     The Company's business historically exhibits seasonality, primarily due to temporary plant shutdowns during the Christmas/New Year's holiday season. As a result, sales have been and were expected to be lower in the first quarter than in subsequent quarters while working capital requirements increase in anticipation of higher second quarter sales. Working capital is comprised chiefly of inventories and accounts receivable. Traditionally, the Company has maintained financing capacity for working capital and other general corporate purposes under certain factoring agreements and other comparable short-term borrowing arrangements. The Company may be advanced funds in amounts not to exceed 90% of eligible accounts receivable plus 50% of eligible inventories, not to exceed a maximum of $10 million. The amounts reported on the balance sheets as "Due From Factor" represent accounts receivable with factors net of advances. As of February 2, 1996 the Company had approximately $8.3 million of funds available.

     At February 2, 1996, working capital equaled $2.2 million, a decrease of $2.0 million from the fiscal year ended November 3, 1995. This decrease in working capital is due primarily to decreases in cash ($397,000), accounts receivable ($2.6 million), assets held for disposal ($728,000) and an increase in accounts payable and other liabilities ($641,000) which more than offset increases in inventory ($1.6 million) and prepaid expenses ($526,000).

         On October 29, 1990, the Company obtained a $40 million credit facility, which was fully funded. Borrowings under the credit facility bore interest, at the Company's option, at either prime plus 1% or an alternative rate based upon LIBOR or CD rates. The facility balance outstanding as of February 2, 1996 totaling $15.8 million was payable in monthly installments through the end of fiscal 1997. The credit facility placed limitations on the Company's rental expense, additional indebtedness, acquisitions, capital expenditures and sale or disposal of assets. The Company was also required to maintain a stated amount of working capital and tangible net worth as well as certain financial ratios, including stated ratios of current assets to current liabilities and of earnings to fixed charges. As of the end of the first quarter of 1996, the Company was in compliance with all of the facility's covenant requirements. Subsequent to the end of the first quarter, the credit facility was replaced with a new credit facility which is described below.

         As of February 2, 1996 the Company has approximately $2.7 million of its Series C Debentures outstanding. The annual interest rate of these debentures may be adjusted at the sole discretion of the Company on April 1st of each year until maturity in the year 2000. On March 1, 1996, the Company set the Series C interest rate at 13% for the period April 1, 1996 through March 31, 1997. The Series C Debentures are redeemable on April 1st of each year, in whole or in part, at the option of the holder or the Company for the principal amount thereof plus accrued interest through the date of redemption. As of March 15, 1996 the last day for debenture holders to exercise their redemption option, Series C holders with aggregate principal totaling $234,000 had delivered proper notice to redeem their debenture(s) as of April 1, 1996.

         On September 8, 1993, the Company issued $34.5 million in principal amount of Senior Subordinated Debentures due August 1, 1999 ("8-3/4% Debentures"). The annual interest rate of these debentures is 8.75%, payable semiannually on August 1 and February 1. The 8-3/4% Debentures, which cannot be called prior to their maturity date, are unsecured obligations but contain covenants that place limitations on the use of proceeds from disposal of assets and on the incurrence of additional indebtedness and senior indebtedness (as defined in the indenture) if such indebtedness would exceed stated ratios of capitalization and earnings after such incurrence. Under the most restrictive of these covenants, the Company may not incur additional indebtedness if, after giving effect to such incurrence, the aggregate amount of indebtedness of the Company would exceed 75% of the sum of all indebtedness and stockholders' equity. Advances under the Company's factoring agreements are not considered indebtedness for the purpose of these covenants. The Company is currently prohibited by this covenant from incurring additional indebtedness primarily due to the $17.5 million charges to record discontinued operations in fiscal 1995. The majority of the 8-3/4% debenture holders consented to the replacement of the Company's credit facility with the new facility as described below.

         The Company plans to place into service $7.7 million of machinery and equipment during fiscal 1996. As of the end of the first fiscal quarter, $2.1 million had been expended on machinery and equipment purchases. This equipment primarily will increase fabric dyeing and finishing capacity as well as expand knit apparel production sewing capacity. Management anticipates that approximately $7.3 million of the $7.7 million of equipment will be placed into service through a committed operating lease line which will not be reflected in the Company's balance sheet.

         Management believes cash flows from operations and funds available under factoring agreements will provide the Company with sufficient sources of funds to meet its 1996 cash needs and assuming no significant deterioration in market conditions, for the foreseeable future.

         Subsequent to the end of the quarter, on March 15, 1996, the Company entered into a $74 million credit facility which restructured its existing term loan ($15.8 million outstanding as of February 2, 1996) and factor advances. The new facility includes a $19 million term loan payable in 30 equal monthly installments of $500,000 and a balloon payment of $4.5 million at the conclusion of the 30-month period. The credit facility replaces the current factor advances with a revolving debt arrangement which expires on the same date as the final maturity of the term loan. The facility is secured by substantially all of the Company's assets. The new credit facility is expected to reduce the Company's interest expense as compared to the current agreements. The new credit facility provides for the Company to lock an interest rate based upon either CD or LIBOR rates plus a 2.75% margin for varying periods not to exceed 180 days. Under the new interest rate structure, the applicable interest rate which approximate 7.96% per annum based upon CD rates available at the facility's closing.

                           PART II. OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K

     (a) Exhibits

         Exhibits to this report are listed in the accompanying index to exhibits.

     (b) Reports on Form 8-K

         No reports on Form 8-K were filed during the quarter ended February 2, 1996.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              TEXFI INDUSTRIES, INC.
                                   (Registrant)



Date:  March 18, 1996         By:S/Dane L. Vincent
                                   Dane L. Vincent
                                   Chief Financial Officer
                                   and Treasurer

                             TEXFI INDUSTRIES, INC.

                                INDEX TO EXHIBITS



*4(a)(1) Restated Certificate of Incorporation of Registrant dated August 13, 1969, filed as Exhibit (3)(a)(1) to Registrant's Form 10-K Annual Report for the fiscal year ended October 31, 1980.

*4(a)(2) Certificate of Amendment of Certificate of Incorporation of Registrant dated March 16, 1972, filed as Exhibit (3)(a)(2) to Registrant's Form 10-K Annual Report for the fiscal year ended October 31, 1980.

*4(a)(3) Certificate of Amendment of Certificate of Incorporation of Registrant dated March 27, 1978, filed as Exhibit (3)(a)(3) to Registrant's Form 10-K Annual Report for the fiscal year ended October 31, 1980.

*4(a)(4) Certificate of Amendment of Certificate of Incorporation of Registrant dated May 19, 1986, filed as Exhibit 4.4 to Registrant's Form S-8 Registration Statement (No. 33-14697).

*4(a)(5) Certificate of Amendment of Certificate of Incorporation of Registrant dated March 20, 1987, filed as Exhibit 4.5 to Registrant's Form S-8 Registration Statement (No. 33-14697).

*4(a)(6) Certificate of Amendment of Certificate of Incorporation of Registrant dated September 28, 1987, filed as Exhibit 4(a)(6) to Registrant's Form S-2 Registration Statement (No. 33-16794).

*4(a)(7) Certificate of Designations of Registrant dated November 20, 1987, filed as Exhibit 4(a)(7) to Registrant's Form S-2 Registration Statement (No. 33-16794).

*4(a)(8) Certificate of Designations of Registrant dated March 8,1988 filed as Exhibit 4(a)(8) to Registrant's Form S-2 Registration Statement (No. 33-20131).

*4(a)(9) Certificate of Designations of Registrant dated August 4, 1988, filed as Exhibit 4(d)(9) to Registrant's Form 10-Q Quarterly Report for the fiscal quarter ended July 29, 1988.

*4(b)(1) Bylaws of Registrant, filed as Exhibit 4.6 to Registrant's Form S-8 Registration Statement (No. 33-14697).

*4(b)(2) Amendment to Bylaws of Registrant, filed as Exhibit 4(b)(2) to Registrant's Form S-2 Registration Statement (No. 33-16794).

*4(b)(3) Amendment to Bylaws of Registrant adopted by Registrant's Board of Directors on January 18, 1991, filed as Exhibit 3(b)(3) to Registrant's Form 10-K Annual Report for the fiscal year ended November 2, 1990.

*4(b)(4) Amendment to Bylaws of Registrant adopted by Registrant's Board of Directors on August 31, 1994, filed as Exhibit 4(b)(4) to Registrant's Form 10-Q Quarterly Report for the fiscal quarter ended July 29, 1994.

*4(b)(5) Amendment to Bylaws of Registrant adopted by Registrant's Board of Directors on September 7, 1994, filed as Exhibit 4(b)(5) to Registrant's Form 10-Q Quarterly Report for the fiscal quarter ended July 29, 1994.

*4(c)(1) Indenture between Registrant and Rhode Island Hospital Trust National Bank, Trustee, with a copy of Subordinated Debentures due April 1, 1995, Series A, Subordinated Debentures due April 1, 1995, Series B and Subordinated Extendible Debentures due April 1, 2000, Series C attached, filed as Exhibit 4(f) to Registrant's Form S-2 Registration Statement (No. 33-32485).

*4(c)(2) First Supplemental Indenture between Registrant and Rhode Island Hospital Trust National Bank, Trustee, with a revised Subordinated Debenture due April 1, 1995, Series B attached, filed as Exhibit 4 to Registrant's Form 8-K Current Form dated May 16, 1990.

*4(c)(3) Indenture dated October 1, 1991 between Registrant and The First National Bank of Boston, Trustee, with copy of 11-1/4% Convertible Senior Subordinated Debenture due October 1, 1997, filed as Exhibit 4(a)(1) to Registrant's Form 10-K Annual Report for the fiscal year ended November 1, 1991.

*4(c)(4) Indenture dated September 8, 1993 between Registrant and The First Union National Bank of North Carolina, Trustee, with copy of 8-3/4% Senior Subordinated Debenture due August 1, 1999, filed as Exhibit 4(c)(2) to Registrant's Form 10-Q Quarterly Report for the fiscal quarter ended July 30, 1993.

*4(d)(1)          Specimen Common Stock ($1 par value) certificates, filed as
                  Exhibit 4.01 to Amendment No. 2 to Registrant's Form S-1 Registration Statement (No. 2-41653).

*4(e)(1) Rights Agreement dated July 22, 1988 between Registrant and The First Union National Bank of North Carolina, as Rights Agent, filed as Exhibit 1 to Registrant's Form 8-K Current Form dated July 22, 1988.

*4(e)(2) Form of Rights Certificate, filed as Exhibit B to Exhibit 1 to Registrant's Form 8-K Current Form dated July 22, 1988.

*4(e)(3) Amendment to Rights Agreement between Registrant and The First Union National Bank of North Carolina dated October 31, 1988, filed as Exhibit 4(e)(3) to Registrant's Form S-2 Registration Statement (No. 33-32485).

*4(e)(4) Second Amendment to Rights Agreement dated May 24, 1994 between Registrant and The First Union National Bank of North Carolina, as Rights Agent, filed as Exhibit 4(e)(4) to Registrant's Form 10-Q Quarterly Report for the fiscal quarter ended April 29, 1994.

*4(e)(5) Third Amendment to Rights Agreement dated December 16, 1994 between Registrant and The First Union National Bank of North Carolina, as Rights Agent, filed as Exhibit 4(c)(5) to Registrant's Form 10-K Annual Report for the fiscal year ended October 28, 1994.

*4(f)(1) Loan Agreement dated October 29, 1990 between Registrant and NCNB National Bank of North Carolina, filed as Exhibit 2(a) to Registrant's Form 8-K Current Form dated November 12, 1990.


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

*4(f)(15)         Fourteenth Amendment to Loan Agreement dated July 28,
                  1995 between Registrant and NationsBank of North Carolina,
                  N.A. (formerly NCNB National Bank of North Carolina), filed as
                  Exhibit 4(f)(15) to Registrant's From 10-Q Quarterly Report for the fiscal quarter ended July 28, 1995.

*4(f)(16)         Fifteenth Amendment to Loan Agreement dated November 3,
                  1995 between Registrant and NationsBank of North Carolina,
                  N.A. (formerly NCNB National Bank of North Carolina), filed as
                  Exhibit 4(d)(16) to Registrant's Form 10-K Annual Report for the fiscal year ended November 3, 1995.

10(a)(1)          Resolutions amending the 1990 Executive Stock Purchase
                  Plan as adopted by Registrant's Board of Directors on January 18, 1996.


11                Computation of Earnings Per Share


* Incorporated by reference to previous filing.