Form 10-Q
period 1996-05-03
TEXFI INDUSTRIES INC
filed 1996-06-17
CIK 97579

                                    FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   For the quarterly period ended May 3, 1996

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


                  Number of shares of Common Stock outstanding
                          at June 17, 1996 - 8,735,491


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

                             TEXFI INDUSTRIES, INC.

                          QUARTERLY REPORT ON FORM 10-Q
                        FOR THE QUARTER ENDED MAY 3, 1996

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

     The consolidated financial statements included herein reflect all adjustments (none of which are other than normal recurring accruals) which are, in the opinion of management, necessary for a fair presentation of the information included. Operating results for the thirteen-week and twenty-six week periods ended May 3, 1996 are not necessarily indicative of the results that may be expected for the year ended November 1, 1996. The following consolidated financial statements are included:

         Consolidated Statements of Income for the thirteen weeks and twenty-six weeks ended May 3, 1996 and April 28, 1995

         Consolidated Balance Sheets as of May 3, 1996 and November 3, 1995

         Consolidated Statements of Cash Flows for the thirteen weeks and twenty-six weeks ended May 3, 1996 and April 28, 1995

         Condensed Notes to Consolidated Financial Statements

                             TEXFI INDUSTRIES, INC.

                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                      (in thousands, except per share data)


                                        THIRTEEN WEEKS ENDED    TWENTY-SIX WEEKS ENDED
                                         MAY 3,     April 28,     MAY 3,     April 28,
                                          1996        1995         1996        1995
                                       ----------  ----------   ----------  -------


NET SALES ...........................  $   58,780  $   63,652   $  116,843  $  116,341
                                       ----------  ----------   ----------  ----------

COST AND EXPENSES:
   Cost of goods sold ...............      52,335      56,047      103,210     102,251
   Selling, general and admin. ......       4,811       4,473        8,966       8,608
                                       ----------  ----------   ----------   ---------
      Total .........................      57,146      60,520      112,176     110,859
                                       ----------  ----------   -----------  ---------

OPERATING INCOME.....................       1,634       3,132        4,667       5,482
                                       ----------- -----------  -----------  ---------

OTHER EXPENSE (INCOME):
   Interest .........................       2,561       3,054        5,175       6,185
   Other, net .......................          55           6           50          (4)
                                       ----------  ----------   -----------  ----------
      Total .........................       2,616       3,060        5,225       6,181
                                       ----------  ----------   -----------  ---------

NET INCOME (LOSS) FROM CONTINUING
OPERATIONS ..........................        (982)         72         (558)       (699)

DISCONTINUED OPERATIONS:
   Loss from operations of discontinued
   operations........................        --          (975)        --        (2,219)
   Loss from disposal of discontinued
      operations ....................        --        (6,407)        --       (13,326)
                                       ----------- -----------  -----------  ----------
      Total..........................        --        (7,382)        --       (15,545)
                                       ----------- -----------  -----------  ----------

Loss before Income Taxes.............        (982)     (7,310)        (558)    (16,244)

Provision for Income Taxes...........          (8)        --             --       --

NET LOSS.............................  $     (974) $   (7,310)  $     (558)  $ (16,244)
                                       =========== ===========  ============ ==========

NET INCOME (LOSS) PER SHARE:
   Net income (loss) from continuing
      operations ....................      $ (.11)      $ .01        $(.07)     $ (.08)
   Loss from discontinued
      operations ....................        --          (.85)         --        (1.80)
                                       ----------- -----------  -----------  ----------
   Net loss..........................       $(.11)      $(.84)       $(.07)     $(1.88)
                                       =========== ===========  ===========  ==========



See Notes to Consolidated Financial Statements on page 5.

                             TEXFI INDUSTRIES, INC.


                           CONSOLIDATED BALANCE SHEETS
                                 (in thousands)


                                            (UNAUDITED)
                                              MAY 3,     November 3,
                                              1996           1995
ASSETS

CURRENT ASSETS:

  Cash and cash equivalents ..............   $    337     $     747
  Receivables:
     Trade ...............................      2,617         1,958
     Due from factor .....................     42,580         6,971
     Other ...............................        173           244
  Inventories ............................     29,724        28,092
  Prepaid expenses .......................      2,100         2,077
  Property, plant and equipment held for
     disposal - net.......................        586         1,513
                                            ---------     ---------
     Total................................     78,117        41,602

PROPERTY, PLANT AND EQUIPMENT - NET ......     50,017        50,514

OTHER ASSETS .............................      4,309         3,929
                                            ---------     ---------

                                            $ 132,443     $  96,045
                                            =========     =========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:

   Current maturities of long-term debt ... $   6,654     $   8,452
   Accounts payable .......................    22,069        22,742
   Other liabilities ......................     5,005         6,144
   Federal and state income taxes .........        70            70
                                             ---------     --------
      Total................................    33,798        37,408

LONG-TERM DEBT ............................    13,839        12,471

REVOLVING CREDIT LOAN......................    39,871          --

SUBORDINATED DEBENTURES ...................    40,480        40,724

OTHER LONG-TERM OBLIGATIONS ...............       574         1,205

COMMON STOCKHOLDERS' EQUITY:
  Common stock, $1.00 par value ..........      8,735         8,651
  Additional paid-in capital .............     25,186        25,069
  Retained earnings ......................    (30,040)      (29,483)
                                            ----------     ---------
      Total...............................      3,881         4,237
                                            ----------     --------
                                            $ 132,443      $ 96,045
                                            ==========     ========


See Notes to Consolidated Financial Statements on page 5.

                             TEXFI INDUSTRIES, INC.

                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                 (in thousands)


                                              THIRTEEN WEEKS ENDED     TWENTY-SIX WEEKS ENDED
                                                 MAY 3,    April 28,      MAY 3,   April 28,
                                                 1996        1995         1996       1995
OPERATING ACTIVITIES
Net (loss) income                             $   (974)   $ (7,310)   $   (558)   $(16,244)
Adjustments to reconcile net (loss)
income to net cash (used in) provided
by operating activities:
         Depreciation & amortization             2,056       2,338       4,153       5,130
         Provision for losses on accounts
         receivable                                278         931         438       1,200
         Loss on sale of property, plant
         and equipment                               2       3,657           5       7,558
Change in operating assets and liabilities:
         Accounts receivable                   (39,035)        (96)    (36,635)      2,735
         Inventories                                (3)     10,239      (1,632)      9,246
         Prepaid and other assets                  359         398        (141)       (634)
         Accounts payables and accrued
         liabilities                            (2,408)     (4,395)     (2,443)       (954)
                                              --------    --------    --------    --------
NET CASH (USED IN) PROVIDED BY
         OPERATING ACTIVITIES                  (39,725)      5,762     (36,813)      8,037

INVESTING ACTIVITIES
Purchases of property, plant and
 equipment                                      (2,130)     (1,105)     (4,262)     (2,046)
Proceeds from sale of property, plant
 and equipment                                     369       6,046       1,963       6,520
                                              --------    --------    --------    --------
NET CASH (USED IN) PROVIDED BY
         INVESTING ACTIVITIES                   (1,761)      4,941      (2,299)      4,474

FINANCING ACTIVITIES
Proceeds from long-term debt borrowing          19,000        --        19,000        --
Proceeds (payments) from Revolver debt
 borrowings                                     39,871        --        39,871        --
Payments on long-term debt and capital
 lease obligations                             (16,659)     (6,626)    (19,430)     (9,324)
Payments for repurchase of subordinated
 debentures                                       (244)     (4,393)       (244)     (4,393)
Capitalized loan costs                            (696)       --          (696)       --
Proceeds from employee stock plans                 201        --           201        --
Restricted Stock Forfeitures                      --           (18)       --           (32)
                                              --------    --------    --------    --------
NET CASH PROVIDED BY (USED IN)
         FINANCING ACTIVITIES                   41,473     (11,037)     38,702     (13,749)
                                              --------    --------    --------    --------

DECREASE IN CASH AND CASH
         EQUIVALENTS                               (13)       (334)       (410)     (1,238)

Cash and cash equivalents
 at beginning of period                            350         564         747       1,468
                                              --------    --------    --------    --------

CASH AND CASH EQUIVALENTS
         AT END OF PERIOD                     $    337    $    230    $    337    $    230
                                              ========    ========    ========    ========


See Notes to Consolidated Financial Statements on page 5.

                             TEXFI INDUSTRIES, INC.

              CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   MAY 3, 1996

1.  Details of certain balance sheet captions are as follows (in thousands):


                                                                                (UNAUDITED)
                                                                                   MAY 3,    November 3,
                                                                                    1996        1995

INVENTORIES:
         Finished goods                                                           $ 12,313   $ 10,919
         Goods in process                                                           10,464     10,261
         Raw materials                                                               4,052      4,160
         Supplies                                                                    2,895      2,752
                                                                                  --------   --------
                  Total                                                           $ 29,724   $ 28,092
                                                                                  ========   ========

PROPERTY, PLANT AND EQUIPMENT:
         Land and land improvements                                               $  2,841   $  2,841
         Buildings                                                                  23,094     23,099
         Machinery, equipment, etc                                                  81,699     83,531
         Leasehold improvements                                                         64         64
         Construction in progress                                                    2,897        772
                                                                                  --------   --------
                  Total                                                            110,595    110,307
         Less accumulated depreciation                                              60,578     59,793
                                                                                  --------   --------
                  Property, plant and equipment, net .                            $ 50,017   $ 50,514
                                                                                  ========   ========

LONG-TERM DEBT:
         Term loan at average 8.06% variable interest, payable in equal monthly installments through balloon payment
          due September 1998                                                      $ 18,500   $   --
         Term loan at 8.4202%                                                         --       17,998
         Term loan at 6.75%, payable in monthly
          installments including interest through
          November 1998                                                              1,499      1,800
         Capitalized leases, principally at prime,
          payable in monthly installments through
          2009                                                                         494        505
         Term loan at prime plus 1%                                                   --          620
                                                                                  --------   --------
                  Total                                                             20,493     20,923
         Less current maturities                                                     6,654      8,452
                                                                                  --------   --------
                  Due after one year . ................                           $ 13,839   $ 12,471
                                                                                  ========   ========


1.  Continued


                                            MAY 3,    November 3,
                                             1996        1995

SUBORDINATED DEBENTURES:
         Senior Subordinated Debentures,
          8 3/4% due August 1, 1999.......   $  34,420    $ 34,430
         Subordinated Extendible Debentures,
          11%, due April 1, 2000
          (Series C)......................       2,523       2,757
         Convertible Senior Subordinated
          Debentures, 11-1/4% due October
          1, 1997 ........................       3,537       3,537
                                             ----------   --------
                  Total...................  $   40,480    $ 40,724
                                            ===========   ========

2. Primary earnings (loss) per common share are based on the average number of shares of common stock and common stock equivalents of dilutive stock options outstanding during the applicable period.

         Fully diluted earnings (loss) per common share are computed assuming conversion of the 11-1/4% Convertible Senior Subordinated Debentures into common stock as of the beginning of the applicable period, and the applicable period's interest expense thereon, net of income taxes, was added to net income (loss) for the applicable period.

3. At April 28, 1995, shares of common stock were reserved for possible issuance as follows:

Conversion of 11-1/4% Convertible Senior
     Subordinate Debentures .....................     528,647
Stock options ...................................     858,099
Stock options granted to Chadbourne Corporation .     600,000
1990 Executive Stock Purchase Plan ..............     101,764
Directors' Deferred Stock Compensation Plan .....     162,791
                                                    ---------
                  Total .........................   2,251,301
                                                    =========

4. Certain amounts have been reclassified to conform with 1996 presentation and reflect discontinued operations. There is no effect on either net income or common stockholders' equity.

Item 2.  Management's Discussion and Analysis of Financial

         Condition and Results of Operations



RESULTS OF OPERATIONS:

         Net sales for the thirteen weeks ended May 3, 1996 decreased to $58,780,000 as compared to $63,652,000 for the thirteen weeks ended April 28, 1995. This $4,872,000 (7.7%) decrease resulted from decreased sales of narrow elastic fabrics ($2,440,000) and knitted apparel products ($4,046,000), which were partially offset by higher finished fabrics sales ($1,614,000). Year-to-date net sales for 1996 totaling $116,843,000 remained relatively flat when compared to sales of $116,341,000 for the same twenty-six week period in fiscal 1995. For fiscal 1996, the Company's Finished Fabrics division recorded increased sales of $10.4 million, which were almost entirely offset by decreases in the Kingstree Knit Apparel division of $6 million and the Texfi Narrow Fabrics division of $4 million. Second quarter and year-to-date increases in finished fabrics sales were attributable to strong demand and shipments for many of this division's synthetic fabrics to ultimate sale into the women's wear and junior girls fashion markets. Decreases in narrow fabrics sales related primarily to the decline in sales of products sold in the intimate apparel and insert apparel markets. A weak overall market for T-shirts as well as the Kingstree Knit Apparel division's late deliveries of certain items to some of its customers were the primary causes for its decreased sales.

         For the comparable thirteen-week period, cost of goods sold, as a percentage of net sales, increased from 88.0% in 1995 to 89.0% in 1996. For the comparable twenty-six week period periods, cost of goods sold as a percentage of net sales increased from 87.9% in 1995 to 88.3% in 1996. Reductions in cost of goods sold as a percentage of sales in the Company's Finished Fabrics division as a result of operating cost reductions were more than offset by increases in cost of goods sold at the Company's Kingstree Knit Apparel and Texfi Narrow Fabrics divisions. Due to the fixed nature of a significant portion of these divisions' manufacturing costs, as sales at the Kingstree Knit Apparel and Texfi Narrow Fabrics divisions decreased during the second quarter and first six months of fiscal 1996, when compared to the comparable periods in fiscal 1995, a corresponding decrease in manufacturing costs could not be achieved. In addition, the Kingstree Knit Apparel division also experienced increased manufacturing costs as a result of manufacturing inefficiencies resulting from converting most of its sewing plants from bundle to modular or team sewing as well as expediting orders to catch up on its late position with some of its customers. In an effort to control its manufacturing costs, management has decided to close one of Kingstree Knit Apparel division's four sewing facilities. The Company does not expect to incur material costs in connection with the closing of this leased facility.

         Selling, general and administrative expenses ("SG&A") increased from 7.0% to 8.2% as a percentage of sales for the thirteen weeks ended May 3, 1996 when compared to same period a year ago and increased from 7.4% to 7.7% for the comparable twenty-six week periods. This increase, as a percentage of sales during the second quarter, resulted primarily from increased selling costs at the Company's Kingstree Knit Apparel division in order to expedite late deliveries of product to some of its customers and to sell its products into a weak overall market for T-shirts. In addition, as sales decreased, SG&A expenses could not decrease at a comparable percentage because approximately 75% of SG&A expenses are fixed in nature.

         Interest expense decreased $493,000 (16.1%) from $3,054,000 during the second thirteen-week period ended in 1995 to $2,561,000 in 1996. For the comparable twenty-six week periods, interest expense decreased $1,010,000 (16.3%) from $6,185,000 to $5,175,000. These decreases resulted from a combination of reduced long-term debt obligations of approximately $10 million since April 28, 1995 and lower interest rates.

         Both the 1995 second quarter and six months net losses were impacted by a charge of $7,382,000 and $15,545,000, respectively, related to the discontinuance of its Highland Yarn operations, Jefferson diaper and corduroy production, and Marion Fabrics greige goods operations.

Financial Condition:

         After adjusting the net loss of $558,000 incurred during the first two fiscal quarters of 1996 for non-cash items and changes in operating assets and liabilities, operating activities used net cash of $36.8 million. $44.5 million of the total cash usage was attributable to the pay-off of factor advances, which were applied against factor accounts receivable, with the proceeds of revolving debt borrowings discussed below. The remaining cash usage was generated as a result of the $558,000 net loss being adjusted to a cash basis for depreciation and amortization ($4.2 million) and the provision for losses on accounts receivable ($438,000), neither of which required cash, together with increases in inventories ($1.6 million) and prepaid and other assets ($141,000) and decreases in accounts payable and accrued liabilities ($2.5 million) which were partially offset by decreases in accounts receivable, excluding factor advances,($7.9 million). The net proceeds from the credit facility discussed below ($58.2 million) and sales of property, plant and equipment ($2.0 million), as well as cash on hand, provided funds used by operations, repaid long-term debt and subordinated debentures ($19.6 million) and purchased equipment ($4.2 million).

         Working capital is comprised chiefly of inventories and accounts receivable. Until negotiation of the credit facility discussed below, the Company had maintained financing capacity for working capital and other general corporate purposes under certain factoring agreements and other comparable short-term borrowing arrangements. The amount reported on the November 3, 1995 balance sheet as "Due from Factor" represents accounts receivable with factors net of funds advanced against eligible factor accounts receivable and inventories.

    At May 3, 1996, working capital equaled $44.3 million, an increase of $40.1 million from the fiscal year ended November 3, 1995. This increase in working capital is due primarily to the $44.5 million pay-off of factor advances along with increases in inventory ($1.6 million) as well as decreases in accounts payable ($1.9 million) and current maturities of long-term debt ($1.8 million) which more than offset decreases in cash ($410,000), accounts receivable, excluding factor advances ($8.3 million), and property, plant and equipment held for disposal ($927,000).

         On March 15, 1996, the Company entered into a $74 million credit facility. Net proceeds from the credit facility were applied towards the previously existing term loan and outstanding factor advances. The new facility consists of a $19 million term loan, payable in 30 equal monthly installments of $500,000 and a balloon payment of $4.5 million in September 1998, and a revolving credit line which can not exceed $54 million during the life of the facility. As of May 3, 1996, funds available through the revolving credit line approximated $8.2 million. The credit facility replaced the factor advances with a revolving debt arrangement which expires on the same date as the term loan's final maturity. The credit facility is secured by substantially all of the Company's assets. The credit facility provides for the Company to elect interest rates based upon either a CD, LIBOR or prime interest rate plus applicable margin. The applicable margin is adjusted each fiscal year based upon the Company's leverage ratio as defined in the credit facility. In addition, the Company may elect interest periods ranging from 30 to 180 days depending upon the various interest rate. As of May 3, 1996, the average interest rate for the various elections held by the Company approximated 8.06% per annum. The facility places limitations on the Company's rental expense, additional indebtedness, acquisitions, capital expenditures, and sale or disposal of assets. The Company is required to maintain a minimum net worth, as well as, to comply with certain financial ratios, including current ratio, coverage ratio, and leverage ratio, as defined by the facility. As a result of the loss the Company incurred during the second quarter of fiscal 1996, the Company was not in compliance with either its minimum net worth or coverage ratio covenants. The facility lenders have waived the coverage ratio as of May 3, 1996 and the minimum net worth through August 1, 1996.

         As of May 3, 1996 the Company has approximately $2.5 million of its Series C Debentures outstanding. The annual interest rate on these debentures may be adjusted at the sole discretion of the Company on April 1st of each year until maturity in the year 2000. On March 1, 1996, the Company set the Series C interest rate at 13% for the period April 1, 1996 through March 31, 1997. The Series C Debentures are redeemable on April 1st of each year, in whole or in part, at the option of the holder or the Company for the principal amount thereof plus accrued interest through the date of redemption. On April 1, 1996, $234,000 of the Series C Debentures were redeemed at the option of the debenture holders.

         On September 8, 1993, the Company issued $34.5 million in principal amount of Senior Subordinated Debentures due August 1, 1999 ("8-3/4% Debentures"). The annual interest rate of these debentures is 8.75%, payable semiannually on August 1 and February 1. The 8-3/4% Debentures, which cannot be called prior to their maturity date, are unsecured obligations but contain covenants that place limitations on the use of proceeds from disposal of assets and on the incurrence of additional indebtedness and senior indebtedness (as defined in the indenture) if such indebtedness would exceed stated ratios of capitalization and earnings after such incurrence. Under the most restrictive of these covenants, the Company may not incur additional indebtedness if, after giving effect to such incurrence, the aggregate amount of indebtedness of the Company would exceed 75% of the sum of all indebtedness and stockholders' equity. The Company is currently prohibited by this covenant from incurring additional indebtedness primarily due to the $17.5 million charges to record discontinued operations in fiscal 1995. The majority of the 8-3/4% debenture holders consented to the replacement of the Company's credit facility with the new facility.

         The Company plans to place into service $7.7 million of machinery and equipment during fiscal 1996. As of the end of the second fiscal quarter, $4.2 million had been expended on machinery and equipment purchases. This equipment primarily will increase fabric dyeing and finishing capacity as well as increase knit apparel production sewing capacity. Management anticipates that approximately $7.3 million of the $7.7 million of equipment will be placed into service through a committed operating lease line which will not be reflected in the Company's balance sheet.

         Management believes cash flows from operations and funds available through its revolving credit arrangement after amending the facility's covenants to make them less restrictive, will provide the Company with sufficient sources of funds to meet its 1996 cash needs and assuming no significant deterioration in market conditions, for the foreseeable future.

                           PART II. OTHER INFORMATION



Item 4. Submission of Matters to a Vote of Security Holders:

    The Registrant's Annual Meeting of Stockholders was held on March 12, 1996. The proposals voted upon and the results of voting were as follows:

(1)      Election of Class III Directors for a three-year   term:

                                      Votes           Votes
                                       for           Withheld

         Richard L. Kramer         5,378,312         12,670
         John D. Mazzuto           5,378,312         12,670


All Class I and Class II Directors continue as previously reported.


(2) Proposal to approve ratification of Ernst & Young, LLP as independent auditors for the fiscal year ending November 1, 1996.

         Votes for:            5,383,327
         Votes against:            5,621
         Votes withheld:           2,034

Item 6.  Exhibits and Reports on Form 8-K:

     (a) Exhibits

                  Exhibits to this report are listed in the accompanying index to exhibits.

     (b) Reports on Form 8-K

                  On March 29, 1996, the Registrant filed Form 8-K Current Report for Item 2 Acquisition or Disposition of Assets with respect to the closing of its $74 million credit facility.

                  The Form 8-K included no financial information.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              TEXFI INDUSTRIES, INC.
                                   (Registrant)



Date: June 17, 1996             By:S/Dane L. Vincent
                                   -----------------
                                   Dane L. Vincent
                                   Chief Financial Officer
                                  and Treasurer

                             TEXFI INDUSTRIES, INC.

                                INDEX TO EXHIBITS



*2(a)(1) Credit agreement dated as of March 15, 1996 among Registrant, as Borrower, certain Lenders referred to therein, NationsBank, N.A., as Agent, and NationsBanc Commercial Corporation, as Disbursing Agent, filed as Exhibit 2(a)(1) to Registrant's Form 8-K Current Report as of March 15, 1996.

*2(a)(2) Security Agreement dated as of March 15, 1996 between Registrant, as Grantor, and NationsBank, N.A., as Agent for certain Lenders referred to therein, and NationsBanc Commercial Corporation, as Disbursing Agent, filed as Exhibit 2(a)(2) to Registrant's Form 8-K Current Report as of March 15, 1996.

*2(a)(3)          Form of Deed of Trust and Security Agreement (North
                  Carolina property) dated as of March 15, 1996 between Registrant, as Grantor, TIM, Inc., as Trustee, and NationsBank, N.A., as Beneficiary and Agent for certain Lenders referred to therein, and NationsBanc Commercial Corporation, as Disbursing Agent, filed as Exhibit 2(a)(3) to Registrant's Form 8-K Current Report as of March 15, 1996.

*2(a)(4) Form of Mortgage and Security Agreement (South Carolina property) dated as of March 15, 1996 between Registrant, as Grantor, and NationsBank, N.A., as Beneficiary and Agent for certain Lenders referred to therein, and NationsBanc Commercial Corporation, as Disbursing Agent, filed as Exhibit 2(a)(4) to Registrant's Form 8-K Current Report as of March 15, 1996.

*2(a)(5) Deed to Secure Debt and Security Agreement (Georgia property) dated as of March 15, 1996 between Registrant, as Grantor, and NationsBank, N.A., as Beneficiary and Agent for certain Lenders referred to therein, and NationsBanc Commercial Corporation, as Disbursing Agent, filed as Exhibit 2(a)(5) to Registrant's Form 8-K Current Report as of March 15, 1996.

*2(a)(6) Form of Assignment of Factoring Proceeds dated as of March 15, 1996, filed as Exhibit 2(a)(6) to Registrant's Form 8-K Current Report as of March 15, 1996.

 2(a)(7)          First Amendment dated May 10, 1996 to the Credit
                  Agreement dated as of March 15, 1996 among Registrant, as Borrower, certain Lenders referred to therein, NationsBank, N.A., as Agent, and NationsBanc Commercial Corporation, as Disbursing Agent.

 2(a)(8)          Waiver Agreement dated June 14, 1996 to the Credit
                  Agreement dated as of March 15, 1996 among Registrant, as Borrower. certain Lenders, referred to therein, NationsBank, N.A., as Agent, and NationsBanc Commercial Corporation, as Disbursing Agent.

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

*4(c)(5) First Supplemental Indenture dated as of March 10, 1995, between Registrant and First Union National Bank of North Carolina, as Trustee, filed as Exhibit 4(a)(1) to Registrant's Form 8-K Current Report as of March 15, 1996.

*4(c)(6) Second Supplemental Indenture dated as of March 15, 1996, between Registrant and First Union National Bank of North Carolina, as Trustee, filed as Exhibit 4(a)(2) to Registrant's Form 8-K Current Report as of March 15, 1996.

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