Form 10-Q
period 1996-08-02
TEXFI INDUSTRIES INC
filed 1996-09-16
CIK 97579

FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended August 2, 1996

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


                  Number of shares of Common Stock outstanding
                        at September 13, 1996 - 8,735,491


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

                          QUARTERLY REPORT ON FORM 10-Q
                      FOR THE QUARTER ENDED AUGUST 2, 1996

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

         The consolidated financial statements included herein reflect all adjustments (none of which are other than normal recurring accruals) which are, in the opinion of management, necessary for a fair presentation of the information included. Operating results for the thirteen-week and thirty-nine week periods ended August 2, 1996 are not necessarily indicative of the results that may be expected for the year ended November 1, 1996. The following consolidated financial statements are included:

         Consolidated Statements of Income for the thirteen weeks and thirty-nine weeks ended August 2, 1996 and July 28, 1995

         Consolidated Balance Sheets as of August 2, 1996 and November 3, 1995

         Consolidated Statements of Cash Flows for the thirteen weeks and thirty-nine weeks ended August 2, 1996 and July 28, 1995

         Condensed Notes to Consolidated Financial Statements

                             TEXFI INDUSTRIES, INC.

                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                      (in thousands, except per share data)


                                        THIRTEEN WEEKS ENDED     THIRTY-NINE WEEKS ENDED
                                        AUGUST 2,    July 28,    AUGUST 2,    July 28,
                                          1996        1995         1996        1995
                                       ----------   ----------   ----------  -------



NET SALES ...........................  $   59,457  $   65,187   $  176,300  $  181,528
                                       ----------   ----------   ----------  ----------

COST AND EXPENSES:
   Cost of goods sold ...............      52,745      57,559      155,955     159,810
   Selling, general and admin. ......       5,319       4,466       14,285      13,074
                                       ----------   ----------   ----------   ---------
      Total .........................      58,064      62,025      170,240     172,884
                                       ----------   ----------   ----------   ---------

OPERATING INCOME.....................       1,393       3,162        6,060       8,644
                                       ----------   ----------   ----------   ---------

OTHER EXPENSE (INCOME):
   Interest .........................       2,573       2,853        7,748       9,038
   Other, net .......................          77          (3)         127          (7)
                                       ----------   ----------   ----------  ----------
      Total .........................       2,650       2,850        7,875       9,031
                                       ----------   ----------   ----------  ----------

NET INCOME (LOSS) FROM CONTINUING
OPERATIONS ..........................      (1,257)        312       (1,815)       (387)

DISCONTINUED OPERATIONS:
   Loss from operations of discontinued
   operations........................        --            --         --        (2,219)
   Loss from disposal of discontinued
   operations........................        --            --         --       (13,326)
                                       ----------   -----------  ----------  ----------
      Total..........................        --            --         --       (15,545)
                                       ----------   -----------  ----------  ----------

Income (Loss) before Income Taxes....      (1,257)        312       (1,815)    (15,932)

Provision for Income Taxes...........          --         --            --        --

NET INCOME (LOSS)....................  $   (1,257) $      312   $   (1,815)  $ (15,932)
                                       ==========   ==========   ===========  =========

NET INCOME (LOSS) PER SHARE:
   Net income (loss) from continuing
      operations ....................      $ (.14)      $ .04        $(.21)     $ (.04)
   Loss from discontinued
      operations ....................        --            --          --         (1.80)
                                       ----------    ----------   ----------  ----------
   Net income (loss).................       $(.14)       $ .04        $(.21)     $(1.84)
                                       ==========    ==========   ==========  ==========


See Notes to Consolidated Financial Statements on page 6.

                             TEXFI INDUSTRIES, INC.

                           CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                           (UNAUDITED)
                                            AUGUST 2,    November 3,
                                              1996           1995
                                            ----------    -------
ASSETS
CURRENT ASSETS:
  Cash and cash equivalents ..............  $    401            747
  Receivables:
     Trade ...............................     4,220          1,958
     Due from factor .....................    42,877          6,971
     Other ...............................       108            244
  Inventories ............................    27,553         28,092
  Prepaid expenses .......................     1,976          2,077
  Property, plant and equipment held for
     disposal - net.......................       450          1,513
                                           ---------       --------
     Total................................    77,585         41,602

PROPERTY, PLANT AND EQUIPMENT - NET ......    48,180         50,514

OTHER ASSETS .............................     4,115          3,929
                                            --------      ---------

                                            $129,880      $  96,045
                                            ========      =========

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
   Current maturities of long-term debt ... $  6,635      $   8,452
   Accounts payable .......................   21,352         22,742
   Other liabilities ......................    5,421          6,144
   Federal and state income taxes .........       70             70
                                            --------       --------
      Total................................   33,478         37,408

LONG-TERM DEBT ............................   11,951         12,471

REVOLVING CREDIT LOAN......................   40,783           --

SUBORDINATED DEBENTURES ...................   40,480         40,724

OTHER LONG-TERM OBLIGATIONS ...............      564          1,205

COMMON STOCKHOLDERS' EQUITY:
  Common stock, $1.00 par value ..........     8,735          8,651
  Additional paid-in capital .............    25,186         25,069
  Retained earnings ......................   (31,297)       (29,483)
                                            --------       --------
      Total...............................     2,624          4,237
                                            --------      ---------
                                            $129,880       $ 96,045
                                            ========       ========

See Notes to Consolidated Financial Statements on page 6.

                             TEXFI INDUSTRIES, INC.

                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                 (in thousands)


                                            THIRTEEN WEEKS ENDED    THIRTY-NINE WEEKS ENDED
                                            AUGUST 2,   July 28,     AUGUST 2,       July 28,
                                              1996        1995         1996           1995
                                            ---------    ---------    --------       ------

OPERATING ACTIVITIES
Net (loss) income ....................     $ (1,257)    $    312   $ (1,815)    $(15,932)
Adjustments to reconcile net (loss)
income to net cash (used in) provided
by operating activities:
      Depreciation & amortization ....        2,127        2,246      6,280        7,376
      Provision for losses on accounts
      receivable.......................         392         (744)       830          456
      Loss on sale of property, plant
      and equipment....................          (1)          51          4        7,609
Changes in operating assets and liabilities:
      Accounts receivable .............      (2,227)      (2,591)   (38,862)         144
      Inventories .....................       2,171          513        539        9,759
      Prepaid and other assets ........         141         (337)       --          (971)
      Accounts payables and accrued
      liabilities .....................        (311)       3,311    (2,754)        2,357
                                           --------       ------    -------    ---------
NET CASH PROVIDED BY (USED IN)
      OPERATING ACTIVITIES                    1,035        2,761   (35,778)       10,798

INVESTING ACTIVITIES
Purchases of property, plant and
 equipment ............................      (1,710)      (1,116)    (5,972)      (3,162)
Proceeds from sale of property, plant
 and equipment.........................       1.633        2,773      3,596        9,293
                                           ---------     -------    -------      -------
NET CASH (USED IN) PROVIDED BY
      INVESTING ACTIVITIES                      (77)       1,657    (2,376)        6,131
FINANCING ACTIVITIES
Proceeds from long-term debt borrowing.         --          --      19,000          --
Proceeds (payments) from Revolver debt
 borrowings............................         912         --      40,783          --
Payments on long-term debt and capital
 lease obligations.....................      (1,699)     (4,533)   (21,129)     (13,857)
Payments for repurchase of subordinated
 debentures ...........................         --           --       (244)      (4,393)
Capitalized loan costs.................        (107)         --       (803)         --
Proceeds from employee stock plans.....         --           --        201          --
Restricted Stock Forfeitures...........         --           --         --          (32)
                                            -------       -------    -------      ------

NET CASH (USED IN)PROVIDED BY
FINANCING ACTIVITIES                           (894)      (4,533)    37,808      (18,282)
                                            -------      -------    -------      -------
INCREASE (DECREASE) IN CASH AND CASH
      EQUIVALENTS                                64         (115)      (346)      (1,353)

Cash and cash equivalents
 at beginning of period ................        337          230        747        1,468
                                           ---------    --------    -------    ---------
CASH AND CASH EQUIVALENTS
      AT END OF PERIOD                     $    401     $    115    $   401    $     115
                                           ========     ========    =======    =========

See Notes to Consolidated Financial Statements on page 6.

                             TEXFI INDUSTRIES, INC.


              CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 AUGUST 2, 1996

1.  Details of certain balance sheet captions are as follows (in thousands):

                                               (UNAUDITED)
                                                 AUGUST 2,     November 3,
                                                  1996            1995

INVENTORIES:
         Finished goods ..........................  $ 11,541     $   10,919
         Goods in process ........................     9,419         10,261
         Raw materials ...........................     4,309          4,160
         Supplies ................................     2,284          2,752
                                                    --------      ---------
              Total ..............................  $ 27,553     $   28,092
                                                    ========     ==========

PROPERTY, PLANT AND EQUIPMENT:
         Land and land improvements ..............  $  2,842     $    2,841
         Buildings ...............................    23,182         23,099
         Machinery, equipment, etc. ..............    81,986         83,531
         Leasehold improvements ..................        64             64
         Construction in progress ................     2,531            772
                                                    --------     ----------
              Total ..............................   110,605        110,307
         Less accumulated depreciation ...........    62,425         59,793
                                                    --------      ---------
              Property, plant and equipment, net..  $ 48,180     $   50,514
                                                    ========     ==========

LONG-TERM DEBT:
         Term loan at average 8.07% variable interest, payable in equal monthly installments through balloon payment
          due September 1998....................... $ 17,000     $    --
         Term loan at 8.4202% ..................        --           17,998
         Term loan at 6.75%, payable in monthly
          installments including interest through
          November 1998............................    1,300          1,800
         Capitalized leases, principally at prime,
          payable in monthly installments through
          2009 ....................................      286            505
         Term loan at prime plus 1% ...............     --              620
                                                    --------         ------
              Total ...............................   18,586         20,923
         Less current maturities .................     6,635          8,452
                                                    --------      ---------
              Due after one year . .............   $  11,951       $ 12,471
                                                   =========       ========

1.  Continued

                                                 AUGUST 2,        November 3,
                                                    1996            1995

SUBORDINATED DEBENTURES:
         Senior Subordinated Debentures,
          8 3/4% due August 1, 1999.......         $  34,420        $ 34,430
         Subordinated Extendible Debentures,
          11%, due April 1, 2000
          (Series C)......................             2,523           2,757
         Convertible Senior Subordinated
          Debentures, 11-1/4% due October
          1, 1997 ........................             3,537           3,537
                                                   ---------        --------
               Total.......................       $   40,480        $ 40,724
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

3. At August 2, 1996, shares of common stock were reserved for possible issuance as follows:

         Conversion of 11-1/4% Convertible Senior
           Subordinate Debentures .........................   528,647
         Stock options...................................     858,099
         Stock options granted to Chadbourne Corporation..    600,000
         1990 Executive Stock Purchase Plan ..............    101,764
         Directors' Deferred Stock Compensation Plan .....    162,791
                                                            ---------
           Total ......................................     2,251,301
                                                            =========

4. Certain amounts have been reclassified to conform with 1996 presentation and reflect discontinued operations. There is no effect on either net income or common stockholders' equity.

Item 2.  Management's Discussion and Analysis of Financial

         Condition and Results of Operations

RESULTS OF OPERATIONS:

         Net sales for the third quarter of the 1996 fiscal year decreased to $59,457,000 as compared to $65,187,000 for the third quarter of 1995. This decrease of $5,730,000 (8.8%) resulted from decreased sales at both the Kingstree Knit Apparel division of $7,442,000 (45.2%) and Texfi Narrow Fabrics division of $706,000 (9.9%) which more than offset an increase in sales at the Texfi Blends division of $2,418,000 (5.8%). Net sales for the first nine months of fiscal 1996 decreased $5,228,000 (2.9%) to $176,300,000 when compared to sales of $181,528,000 for the same nine month period in fiscal 1995. For fiscal 1996, the Company's Texfi Blends division recorded increased sales of $12,952,000 (12%), which were entirely offset by decreases in the Kingstree Knit Apparel division of $13,518,000 (26.5%) and the Texfi Narrow Fabrics division of $4,661,000 (21.1%).

         Cost of goods sold, as a percentage of net sales, increased during the third quarter of fiscal 1996 to 88.7% as compared to 88.3% during the third quarter of fiscal 1995. For the first nine months of fiscal 1996, cost of goods sold, as a percentage of net sales, increased to 88.5% compared to 88.0% for a comparable period in 1995. The increase in the cost of goods sold percentage for fiscal 1996 was attributable to lower gross margins at the Kingstree Knit Apparel division which resulted primarily from fixed manufacturing costs which could not be absorbed due to the low volume of sales as well as lower selling prices for some of the division's products.

         Selling, general and administrative expenses ("SG&A"), as a percentage of sales, increased during the third quarter of fiscal 1996 to 8.9% when compared with 6.9% for the third quarter of 1995. For the first nine months of fiscal 1996, SG&A costs increased to 8.1% of sales compared to 7.2% of sales for the same period in 1995. The increase in these SG&A costs as a percentage of sales was due mainly to the inability of the Kingstree Knit Apparel division to absorb its fixed SG&A costs as its sales volume declined and to a lesser extent to increased selling costs at the Texfi Blends division as it expanded into new markets.

         Interest expense decreased $280,000 (9.8%) during the third quarter of fiscal 1996 to $2,573,000 as compared to $2,853,000 for the same period of 1995. For the first nine month period of fiscal 1996, interest expense decreased $1,290,000 (14.3%) from $9,038,000 to $7,748,000 for the same period in 1995.
These decreases resulted primarily from lower interest rates and to a lesser degree reduced long-term debt obligations since July 28, 1995.

         The 1995 nine month period net losses were impacted by a charge of $15,545,000 related to the discontinuance of its Highland Yarn operations, Jefferson diaper and corduroy production, and Marion Fabrics greige goods operations.

Financial Condition:

         After adjusting the net loss of $1.8 million incurred during the first nine months of fiscal 1996 for non-cash items, operations generated cash of approximately $5.3 million. This consisted of the $1.8 million net loss being adjusted to a cash basis for depreciation and amortization ($6.3 million) and the provision for losses on accounts receivable ($830,000), neither of which required cash. Changes in operating assets and liabilities which required approximately $41.2 million of cash when combined with cash generated from operations of $5.3 million, resulted in operating activities using net cash of $35.8 million. Changes in operating assets and liabilities consisted of increases in accounts receivable ($38.4 million) and decreases in accounts payable and accrued liabilities ($2.8 million) which were only partially offset by decreases in inventory ($539,000). Accounts receivable increased as a result of the $44.5 million payoff of factor advances, which had been previously netted against accounts receivable. This payoff of factor advances originated from the proceeds of debt borrowings and more than offset the changes in accounts receivable due to routine operations, a decrease of $5.6 million. The net proceeds from the credit facility, including Revolver advances since the original March 15, 1996 closing ($59.0 million), and sales of property, plant and equipment ($3.6 million), as well as cash on hand, provided the funds used by operations, repaid long-term debt and subordinated debentures ($21.4 million) and purchased equipment ($6.0 million).

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


         At August 2, 1996, working capital equaled $44.1 million, an increase of $39.9 million from the fiscal year ended November 3, 1995. This increase in working capital is due primarily to the $44.5 million pay-off of factor advances along with decreases in accounts payable and other liabilities ($2.1 million) and current maturities of long-term debt ($1.9 million) which more than offset decreases in cash ($346,000), accounts receivable, excluding factor advances ($6.4 million), inventory ($539,000), and property, plant and equipment held for disposal ($1.0 million).

         On March 15, 1996, the Company entered into a $74 million credit facility. Net proceeds from the credit facility were applied towards the previously existing term loans and outstanding factor advances. The new facility consists of a $19 million term loan, payable in 30 equal monthly installments of $500,000 and a balloon payment of $4.5 million in September 1998, and a revolving credit line which can not exceed $54 million during the life of the facility. As of August 2, 1996, funds available through the revolving credit line approximated $7.9 million. The credit facility replaced the factor advances with a revolving debt arrangement which expires on the same date as the term loan's final maturity. The credit facility is secured by substantially all of the Company's assets. The credit facility provides for the Company to elect interest rates based upon either a CD, LIBOR or prime interest rate plus applicable margin. The applicable margin is adjusted each fiscal year based upon the Company's leverage ratio as defined in the credit facility. In addition, the Company may elect interest periods ranging from 30 to 180 days depending upon the various interest rate. As of August 2, 1996, the average interest rate for the various elections held by the Company approximated 8.07% per annum. The facility places limitations on the Company's rental expense, additional indebtedness, acquisitions, capital expenditures, and sale or disposal of assets. The Company is required to maintain a minimum net worth, as well as, to comply with certain financial ratios, including current ratio, coverage ratio, and leverage ratio, as defined by the facility. Some of the credit facility covenants have been amended as of the end of third quarter 1996 to make them less restrictive. The Company is currently in compliance with all of the facility's covenants.

         On September 8, 1993, the Company issued $34.5 million in principal amount of Senior Subordinated Debentures due August 1, 1999 ("8-3/4% Debentures"). The annual interest rate of these debentures is 8.75%, payable semiannually on August 1 and February 1. The 8-3/4% Debentures, which cannot be called prior to their maturity date, are unsecured obligations but contain covenants that place limitations on the use of proceeds from disposal of assets and on the incurrence of additional indebtedness and senior indebtedness (as defined in the indenture) if such indebtedness would exceed stated ratios of capitalization and earnings after such incurrence. Under the most restrictive of these covenants, the Company may not incur additional indebtedness if, after giving effect to such incurrence, the aggregate amount of indebtedness of the Company would exceed 75% of the sum of all indebtedness and stockholders' equity. The Company is currently prohibited by this covenant from incurring additional indebtedness.


         As of August 2, 1996 the Company has approximately $2.5 million of its Series C Debentures outstanding. The annual interest rate on these debentures may be adjusted at the sole discretion of the Company on April 1st of each year until maturity in the year 2000. On March 1, 1996, the Company set the Series C interest rate at 13% for the period April 1, 1996 through March 31, 1997. The Series C Debentures are redeemable on April 1st of each year, in whole or in part, at the option of the holder or the Company for the principal amount

         The Company plans to place into service $7.7 million of machinery and equipment during fiscal 1996. As of the end of the third fiscal quarter, $6.0 million had been expended on machinery and equipment purchases. This equipment primarily will increase fabric dyeing and finishing capacity as well as increase knit apparel production sewing capacity. Management anticipates that approximately $7.3 million of the $7.7 million of equipment will be placed into service through a committed operating lease line which will not be reflected in the Company's balance sheet.

         Management believes cash flows from operations and funds available through its revolving credit arrangement will provide the Company with sufficient sources of funds to meet its 1996 cash needs and assuming no significant deterioration in market conditions, for the foreseeable future.

                           PART II. OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K:

     (a) Exhibits

                  Exhibits to this report are listed in the accompanying index to exhibits.

     (b) Reports on Form 8-K

                  No reports on From 8-K were filed during the quarter ended August 2, 1996.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              TEXFI INDUSTRIES, INC.
                                   (Registrant)



Date: September 16, 1996           By:S/Dane L. Vincent
                                      -----------------
                                   Dane L. Vincent
                                   Chief Financial Officer
                                   and Treasurer

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

*2(a)(7) First Amendment dated May 10, 1996 to the Credit
                  Agreement dated as of March 15, 1996 among Registrant, as Borrower, certain Lenders referred to therein, NationsBank, N.A., as Agent, and NationsBanc Commercial Corporation, as Disbursing Agent, filed as Exhibit 2(a)(7) to Registrant's Form 10-Q dated May 3, 1996.

*2(a)(8) Waiver Agreement dated June 14, 1996 to the Credit
                  Agreement dated as of March 15, 1996 among Registrant, as Borrower. certain Lenders, referred to therein, NationsBank, N.A., as Agent, and NationsBanc Commercial Corporation, as Disbursing Agent, filed as Exhibit 2(a) (8) to Registrant's Form 10-Q dated May 3, 1996.

 2(a)(9) Second Amendment dated September 13, 1996 to the Credit
                  Agreement dated as of March 15, 1996 among Registrant, as Borrower, certain Lenders referred to therein, NationsBank, N.A., as Agent, and NationsBanc Commercial Corporation, as Disbursing Agent.

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