Form 10-K
period 1996-11-01
TEXFI INDUSTRIES INC
filed 1997-01-30
CIK 97579

FORM 10-K



                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
(Mark One)
     [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
For the fiscal year ended      November 1, 1996

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

Aggregate market value of voting stock held by persons other than officers, directors and related stockholders as of January 13, 1997: $19,926,194.

Number of shares of Common Stock outstanding at January 13, 1997:  8,735,491.

Documents incorporated by reference:
         Portions of the definitive proxy statement for the Annual Meeting of Stockholders to be held on March 11, 1997 are Incorporated by Reference into
Part III.

PART I

ITEM 1.  BUSINESS.

     Texfi Industries, Inc. ("the Company") was incorporated in Delaware in 1963. The Company manufactures and markets a diverse line of textile products from a variety of raw materials, including natural and synthetic materials. The Company's offices are located at 5400 Glenwood Avenue, Suite 215, Raleigh, North Carolina 27612, telephone (919) 783-4736.

         The Company's operations include two divisions: Texfi Blends and Texfi Narrow Fabrics. The following discusses each of the Company's operating divisions and how it contributed to the Company's consolidated 1996 operating performance.

     The Texfi Blends division is the Company's largest division, operating three manufacturing facilities Located in Rocky Mount and Fayetteville, North Carolina and Jefferson, Georgia, which provide an aggregate of 845,000 of square feet manufacturing facilities. The division's sales and marketing headquarters are in New York City, with branch offices or agents in other major cities throughout the United States and Europe.

         The Texfi Blends division contributed 87.5% of the Company's total net sales in fiscal 1996 sales by manufacturing products made from textured polyester, flame-retardant polyester, and blends of polyester, rayon, and wool. These products are sold worldwide to the menswear, womenswear and childrenswear apparel, uniform, home furnishings, and export markets.

         During 1996, the Texfi Narrow Fabrics division operated 319,000 square feet of manufacturing facilities in Asheboro and Graham, North Carolina. It maintains a sales office in Asheboro, North Carolina and agents in several United States cities. Texfi Narrow Fabrics contributed 12.5% of the Company's total net sales in fiscal 1996 by manufacturing products from polyester, nylon and rubber which are sold domestically to the intimate apparel, insert apparel, medical and automotive markets. On November 1, 1996, the Company announced it would consolidate its Narrow Fabrics division operations and close the Graham, North Carolina plant. The consolidation of operations and plant closure resulted in a one-time restructuring charge of $3.3 million during the fourth quarter of 1996.

         The Company signed a letter of intent for the purpose of creating a joint venture with NHL Enterprises, L.P., the licensing, marketing and publishing arm of the National Hockey League. Both the company and NHL Enterprises, L.P. will hold an equity interest. The yet unnamed entity will establish a branded label for hockey-related apparel and soft-goods merchandise. This merchandise, as well as other sports apparel and private label fashion tops will be marketed and sourced by the Company's newly formed Kingstree Marketing division.

         In the fourth quarter of 1996, management decided to discontinue the manufacturing operations at its Kingstree Knit Apparel division which generated a 1996 operating loss totaling $5.2 million. During 1996, this division offered knit apparel made to customer specification and marketed to the branded private label, promotional and garment dyeing markets as well as retailers, screen printers and distributors. Kingstree Knit Apparel had previously operated in 676,000 square feet of manufacturing facilities located in Haw River, North Carolina; Andrews, Kingstree, Lane, and Olanta, South Carolina; and Midway, Georgia. The Company will liquidate this division's assets and liabilities during its 1997 fiscal year. This discontinuance and related disposition generated $10.0 million in charges which are recorded as a loss on disposal of discontinued operations. As of November 1, 1996, the Company held $13.5 million in fixed assets for disposal through orderly liquidation.

                                 PRODUCT GROUPS

         The Company manufactures two basic product groups:

                  * woven finished fabrics for the apparel, home furnishings and export markets;

                  * narrow knitted and woven fabrics for the intimate apparel and insert apparel markets, as well as automotive accessories and medical applications;

         The approximate percentage of total revenue contributed by each of the Company's product groups is as follows:

                                     _1996              1995              1994
                                      ----             -----             -----
Woven finished fabrics              87.5                83.8              83.2
Narrow fabrics                      12.5                16.2              16.8
                                    ----                ----              ----

                                   100.0                100.0             100.0
                                    =====               =====             =====

                                   SEASONALITY

         During 1996 and 1995, the Company's business exhibited seasonality, primarily due to temporary plant shutdowns during the Christmas/New Year's holiday season. As a result, sales have been and are expected to be lower during the first quarter of the fiscal year while working capital requirements increase in anticipation of higher second quarter sales. Working capital is comprised chiefly of inventories and accounts receivable. Inventories are reported at the lower of cost or market value with cost being determined primarily by the first-in, first-out method. Market value is based on replacement cost or net realizable value, as appropriate. The majority of accounts receivable are due from certain financial institutions with whom the Company has entered into factoring agreements.

                                     BACKLOG

     At November 1, 1996, the Company had a $56,755,000 backlog of orders believed to be firm, as compared to a $57,267,000 backlog at November 1, 1995. The decrease is attributable to the discontinuance of manufacturing operations of the Kingstree Knit Apparel division. The comparative backlog for the Company's ongoing operations actually increased from $35,583,000 as of the end of the 1995 fiscal year. The current backlog of orders is expected to be filled prior to the end of fiscal 1997.

                                    CUSTOMERS

     In fiscal 1996, the Company's products were sold to more than 1,000 customers, which were primarily domestic manufacturers of apparel and home furnishings, as well as medical suppliers and retailers. Sales to the 10 largest customers represented approximately 27.5% of total sales, but no one customer accounted for more than 4% of total sales. The Company does not believe that the loss of any one of its customers would have a material adverse effect on the Company.

                                    MARKETING

     The Company's products are sold through a sales force of 22 full-time, salaried account executives and 37 independent, commissioned sales representatives who may sell products of other manufacturers, including some competitors of the Company. The Company maintains sales offices in New York City, as well as in Asheboro and Charlotte, North Carolina. The Company's production is determined in large part by customer contracts which are received by its sales force. As part of its marketing effort, the Company continually works to develop new products and processes and improve existing products and processes, but expenditures for these activities are not financially identifiable.

     In order to improve its customer service capabilities, the Company has begun utilizing computerized networks with many of its customers in order to provide "quick response" to customer requirements for more competitive product deliveries. By providing these customers with certain direct inventory information, the Company believes that the customers' inventory requirements and inventory carrying costs can be reduced.

                                   COMPETITION

     The textile and apparel industry is highly competitive with a large number of domestic and foreign manufacturers, none of which dominates the market for any of the Company's product lines. The Company competes on the basis of styling, price, product performance and customer service.

     U.S. producers, including the Company, are significantly affected by competition from foreign manufacturers. Rules under the recently enacted General Agreement on Trade and Tariffs ("GATT") would eliminate restrictions on imports of textiles and apparel after a ten-year transition period. The North American Free Trade Agreement ("NAFTA") between the United States, Canada and Mexico has created the world's largest free-trade zone. The Agreement contains safeguards that were sought by the U.S. textile industry, including a rule of origin requirement that products be processed in one of the three countries in order to benefit from NAFTA. There can be no assurance that either NAFTA or GATT will not adversely affect the Company.

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

                                    EMPLOYEES

     As of November 1, 1996, the Company had approximately 2,200 employees with whom it considers its relationship to be good.

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

                               SEGMENT INFORMATION

     The Company's ongoing operations are concentrated in a single industry, the manufacture and production of textiles.

                           FORWARD LOOKING INFORMATION

         Statements contained in the foregoing discussion and elsewhere in this report that are not based on historical fact are considered "forward looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are based on management's present assumptions as to future trends, and changes in current economic trends, prevailing interest rates, the availability and cost of raw materials, laws affecting the Company's business and similar factors could affect the validity of such assumptions.


ITEM 2.  PROPERTIES.

     The following table sets forth the location and general character of the principal operating facilities of the Company, which contain approximately square feet of floor space. All of these Company owned plants are in good operating condition. The plants operate three full eight-hour shifts per workday on a five-, six- or seven-day-per-week basis, depending upon market conditions and customer needs. The Company believes that its facilities are suitable for their present use and that it has adequate production capacity to support anticipated sales growth for fiscal 1997.


LOCATION OF PLANT                   PURPOSE                       SQUARE FEET


Rocky Mount, NC            Weaving, dyeing and finishing               448,000
                           of synthetic and blended fabrics


Fayetteville, NC           Weaving, dyeing and finishing of            218,000
                           polyester fabrics


Asheboro, NC               Manufacturing of knitted narrow             115,000
                           fabrics (primarily elasticized)

Haw River, NC              Dyeing and finishing of polyester           320,000
                                   fabrics

Jefferson, GA              Yarn spinning and weaving                   179,000

Pursuant to a Credit Agreement dated as of March 15, 1996, the Company granted to NationsBank, N.A., as Agent a first lien on all of the above properties in order to secure the Company's obligations thereunder.

ITEM 3.  LEGAL PROCEEDINGS.

         The Company is a party as plaintiff or defendant to various legal actions which arose during the normal course of business. In the opinion of management, final disposition of these actions will not have a material effect on the Company's financial condition and results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     Not applicable.

ITEM 4A.  EXECUTIVE OFFICERS OF THE REGISTRANT.

                                   ALL POSITIONS AND OFFICES WITH
NAME                   AGE         THE REGISTRANT PRESENTLY HELD

Richard L. Kramer      47      Chairman of the Board of Directors
William L. Remley      46      Chief Executive Officer, Vice Chairman
                                        of the Board of Directors
Andrew J. Parise, Jr.  49      President, Chief Operating Officer and Director
Dane L. Vincent        40      Chief Financial Officer, Treasurer
Gerald A. Rubinfeld    51       President, Texfi Blends division
Gene A. Pease          46       President, Kingstree Marketing division
Tim L. Courtney        57      Vice President, Administration
Thomas M. Gilreath     54       Corporate Controller, Assistant Secretary

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

     Mr. Andrew J. Parise, Jr. was appointed President and Chief Operating Officer of the Company on November 1, 1994. He previously served as the Company's Blends Division President from 1992 to 1995 and the division's
Executive Vice President from 1990 to 1992. He has been with the Company in various sales and operations positions since 1977.

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

     Mr. Gene A. Pease was appointed President of the Kingstree Marketing division in 1996. He joined the Company in 1996 as President of the Kingstree Knit Apparel division. From 1994 until 1996, Mr. Pease served as
President and Chief Executive Officer of Trench Manufacturing Company, Inc. Prior to 1994, he held various executive positions with Chalkline Manufacturing since 1992.

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

PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

         The Registrant's Common Stock is traded on the New York Stock Exchange. The approximate number of holders of record as of January 13, 1997 was 1,075.

         The following table sets forth the high and low sales prices for the Common Stock on the NYSE composite tape for the period indicated.

                                                       QUARTER
                                            FIRST  SECOND   THIRD    FOURTH

          1996 Fiscal Year:
            High                            3-1/4     3       3-3/8    3
            Low                             2-1/2     2-1/2   2-1/4    2-1/4


          1995 Fiscal Year:
            High                            3         3-3/8   3-1/8    3-1/8
            Low                             2-3/8     2-1/2   2-3/4    2-3/8

     The Company did not pay dividends on its Common Stock in either fiscal 1996 or 1995 and does not intend to do so in the foreseeable future.

ITEM 6.  SELECTED FINANCIAL DATA.

                         TEN-YEAR REVIEW OF PERFORMANCE
(Dollar amounts in thousands except per share data and the number of employees)


                                                                                   1996*             1995*             1994*
Summary of Operations
Net Sales                                                                         $192,150          $185,685          $162,301
Cost and expenses:
 Cost of goods sold                                                                166,173           162,642           146,477
 Selling, general and administrative                                                13,897            11,843             9,300
 Restructuring charge                                                                3,257                --                --
 Interest                                                                           10,254            11,994            10,656
 Equity losses (earnings) of unconsolidated subsidiary                                  --                --                --
 Other (income) expense                                                                 (7)              (60)           (1,548)
     Total cost and expenses                                                       193,574           186,419           164,885
 (Loss) income before income taxes, discontinued operations and extraordinary
   items                                                                            (1,424)             (734)           (2,584)
 Provision for income taxes                                                             --                --                --
 (Loss) income before discontinued operations                                       (1,424)             (734)           (2,584)
 Discontinued operations;
   Loss from operations                                                             (5,162)             (855)           (5,767)
   Loss on disposal                                                                (10,993)          (15,325)               --
 Net (loss) income                                                                 (17,579)          (16,914)           (8,351)
 Redeemable preferred stock:
   Dividends paid                                                                       --                --                --
   Accretion of issue costs                                                             --                --                --
 Net (loss) income                                                                $(17,579)         $(16,914)         $ (8,351)
 Net (loss) income from continuing operations per share                           $   (.16)         $   (.09)         $   (.32)
 Net (loss) income per share                                                      $  (2.02)         $  (1.96)         $  (1.03)
Other Operating Data
Capital expenditures                                                              $  9,315          $  2,966          $  3,333
Depreciation                                                                         7,412             8,182             9,441
Cost of equipment placed in service under operating leases                           5,025             2,965                --
Number of employees                                                                  2,201             3,221             4,399
Financial Position at Year End
Receivables                                                                       $ 44,570          $  9,173          $ 10,350
Inventories                                                                         22,179            28,092            42,131
Current assets                                                                      68,468            40,089            56,184
Property, plant & equipment, net                                                    30,223            50,514            75,945
Total assets                                                                       114,190            96,045           137,180
Current liabilities                                                                 40,907            37,408            44,013
Revolving credit line                                                               38,967                --                --
Long-term debt                                                                       9,952            12,471            25,015
Subordinated debentures                                                             36,943            40,724            45,127
Other long-term obligations                                                            562             1,205             1,842
Redeemable preferred stock                                                              --                --                --
Stockholders' (deficit) equity                                                     (13,141)            4,237            21,183
Working capital                                                                     27,561             2,681            12,171
Book Value Per Share                                                              $  (1.50)         $   0.49          $   2.45
Common Stock Price Range
High                                                                              $  3.375          $  3.375          $  5.125
Low                                                                                  2.250             2.375             2.750

*Certain amounts in the 1995 and 1994 financial statements have been restated to reflect the discontinued operations.

**Per share data has been restated to give effect to a 4-for-3 stock split effective July 23, 1987.

For the years presented, there were no dividends paid to common stockholders.

  1993         1992         1991         1990         1989         1988         1987
$237,265     $327,881     $322,020     $274,519     $233,859     $185,265     $162,842
 212,633      286,883      290,420      246,739      201,474      159,714      137,736
  16,328       18,214       18,181       14,733       14,196       11,402       11,267
      --           --        8,603           --           --           --           --
  10,190        9,515       12,791        9,668        4,772        2,361        4,310
      --        3,867        5,173          (38)          --           --           --
   2,000       (6,595)         602         (341)          82         (341)         491
 241,151      311,884      335,770      270,761      220,524      173,136      153,804
  (3,886)      15,997      (13,750)       3,758       13,335       12,129        9,038
      --        2,385          442          583          826          439           --
  (3,886)      13,612      (14,192)       3,175       12,509       11,690        9,038
  (3,244)        (524)        (133)          --           --           --           --
  (1,353)          --           --           --           --           --           --
  (8,483)      13,088      (14,325)       3,175       12,509       11,690        9,038
    (555)        (673)      (1,323)      (2,319)      (2,591)      (1,619)          --
      --           (8)        (228)        (772)        (605)        (431)          --
$ (9,038)    $ 12,407     $(15,876)    $     84     $  9,313     $  9,640     $  9,038
$   (.58)    $   1.69     $  (2.11)    $    .01     $   1.19     $   1.18     $   1.11
$  (1.18)    $   1.62     $  (2.13)    $    .01     $   1.19     $   1.18     $   1.11
$ 10,054     $  5,342     $ 10,089     $ 22,477     $ 19,264     $ 10,114     $  4,111
   8,693        7,442        6,916        5,010        3,599        2,506        2,279
      --           --           --        4,586        9,634       13,648           --
   4,404        4,271        4,022        3,906        3,505        2,444        2,180
$ 17,138     $ 12,753     $ 25,248     $ 24,227     $ 16,195     $ 25,569     $ 18,234
  38,908       39,861       38,045       45,280       43,684       19,667       15,527
  60,930       56,160       68,407       76,473       63,788       51,724       37,162
  82,211       81,185       70,162       68,915       51,857       34,499       26,725
 149,660      144,630      146,759      156,061      120,254       87,008       65,479
  44,310       39,896       49,263       39,547       38,782       18,939       20,461
      --           --           --           --           --           --           --
  32,968       46,876       47,744       45,747        8,699        3,256        9,951
  45,187       19,001       19,074       17,976       11,623       11,875       13,616
   2,652          583          505          441          399          409          433
      --        5,206        9,095       16,464       24,004       23,400           --
  24,543       33,068       20,009       35,886       36,747       29,129       21,018
  16,620       16,264       19,144       36,926       25,006       32,785       16,701
$   3.19     $   4.35     $   2.68     $   4.80     $   4.83     $   3.72     $   2.61
$  9.000     $  9.250     $  7.500     $  9.625     $ 12.000     $  7.000     $ 10.313**
   3.750        3.875        3.875        3.875        5.750        4.125        3.469**

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.



Results of Operations

    Results of operations for 1995 and 1994 have been restated to reflect the discontinuance of the manufacturing operations of the Company's Kingstree Knit Apparel division during the fourth quarter of fiscal 1996.

Fiscal Year 1996 Compared with Fiscal Year 1995

    Net sales from continuing operations for fiscal 1996 increased to $192.1 million from $185.7 million, an increase of $6.4 million or 3.5%. This increase resulted from $12.6 million, or 8%, higher sales at the Company's Blends division which more than offset a $6.2 million, or 21%, decline at its Narrow Fabrics division. The increase at the Blends division reflects this operation's continued effort to offer greater product diversification to its customers and a strong market for synthetic fabrics, particularly polyester. The decrease at the Narrow Fabrics division is indicative of the persistent weak market for intimate apparel fabrics.

    Cost of goods sold ("CGS"), as a percentage of net sales from continuing operations, decreased from 87.6% to 86.5% during 1996. This decrease resulted primarily from the Company's ongoing re-engineering program which is designed to streamline its manufacturing costs through equipment modernization and reduced cycle times.

    Selling, general and administrative expenses ("SG&A") as a percentage of net sales from continuing operations rose to 7.2% in 1996 from 6.4% in fiscal 1995. This increase was attributable to the following factors: (a) increases in selling expenses within the Blends division as it expanded into new markets, (b) costs associated with improvements to the Company data processing systems, and
(c) the fact that corporate related SG&A costs remained consistent due to their fixed nature despite the discontinuance of the manufacturing operations of the Kingstree Knit Apparel division.

    The Company recorded a $3.3 million restructuring charge related to the consolidation of its Narrow Fabrics division and the closing of this division's Graham, North Carolina facility. This facility generated operating losses totaling $2.0 million and $1.2 million in 1996 and 1995, respectively.

    Interest expense declined by $1.7 million, or 14%, to $10.3 million in the 1996 fiscal year. This decrease when compared to interest expense of $12.0 million for 1995 is a result of reductions in long-term debt outstanding and improved borrowing rates available through the Company's revolving credit line as compared to historical borrowings against factor receivables.

    During the 1996 fiscal year, the Company incurred charges totaling $16.2 million in order to discontinue certain operations. These charges include a $10.0 million loss on the disposal of the Kingstree Knit Apparel division assets which consists of a $3.6 million write-down of inventory and a $1.9 million write-down in property, plant and equipment to net realizable value, a $1.9 million write-off of goodwill, an $800,000 reserve for the liquidation of accounts receivable, and $1.8 million in other various costs, primarily to run out operations, distribute severance pay and cancel lease obligations.

    In addition, the 1996 net loss from discontinued operations includes the Kingstree Knit Apparel division's loss from operations totaling $5.2 million. This division generated $41.9 million in net sales, $41.4 million in CGS, $5.7 million in SG&A, and $67,000 in other expense, during fiscal 1996 as compared to $71.8 million, $65.0 million, $5.3 million, and $160,000 in net sales, CGS, SG&A, and other expense, respectively, in fiscal 1995.

    The 1996 net loss from discontinued operations also includes a $1.0 million charge to increase the reserves related to disposal of its Highland Yarn Mills and Marion Fabrics greige goods operations which were discontinued during the 1995 fiscal year. During 1995, the Company recorded a $15.3 million loss on the disposal of these operations. As of the end of the 1996 fiscal year, property, plant and equipment totaling $282,000 and trade accounts receivable of $255,000 from these prior year discontinued operations remain.

    As discussed in the Notes to Consolidated Financial Statements, as of November 1, 1996, net operating loss carryforwards of approximately $60.6 million remain to offset future taxable income.

Fiscal Year 1995 Compared with Fiscal Year 1994

    Net sales from continuing operations for fiscal 1995 increased to $185.7 million from $162.3 million, an increase of $23.4 million or 14.4%. This increase resulted from improved sales of $20.5 million and $2.9 million at the Company's Blends and Narrow Fabrics divisions, respectively. The Blends division improved primarily as a result of increased demand and delivery of many of the division's synthetic fabrics to the junior girls, women's wear and export markets.

    CGS as a percentage of net sales from continuing operations decreased from 90.3% to 87.6% in 1995. This decrease resulted primarily from a reduction in volume-related operating costs within both the Blends and Narrow Fabrics divisions. These improvements were partially offset by increased raw material costs, primarily synthetic yarns.

    SG&A as a percentage of net sales from continuing operations increased from 5.7% in the 1994 fiscal year to 6.4% in 1995. This increase is primarily a result of corporate related SG&A costs remaining fixed despite the discontinuance of the manufacturing operations of the Kingstree Knit Apparel division in 1996 and the Highland Yarn Mills, Jefferson Mills and Marion Fabrics operations in 1995.

    Despite the Company's reduction in both total debt outstanding and factor advances by approximately $25.0 million, interest expense increased $1.3 million during 1995 when compared with 1994. This increase is primarily due to rises in the prime rate of interest and other comparable interest rate measures, which occurred throughout late fiscal 1994 and fiscal 1995.

    Other income decreased to $60,000 in 1995 as compared to $1.6 million in 1994 which included receipt of approximately $1.5 million for the settlement of a lawsuit.

    During fiscal 1995, the Company recorded charges totaling $17.5 million to discontinue its Highland Yarn Mills yarn, Jefferson Mills diaper and corduroy fabric and Marion Fabrics greige goods operations. These charges included a loss on disposal of operations totaling $15.3 million which is comprised of the following: $9.8 million in property, plant and equipment, $3.1 million in accounts and notes receivable, $1.2 million in inventory, and $1.2 million in other various costs. These discontinued operations generated $21.8 million in net sales, $22.4 million in CGS, and $1.6 million in SG&A during fiscal 1995, as compared to $64.8 million, $66.1 million, $4.9 million, and $200,000 of net sales, CGS, SG&A and other expense, respectively, in the 1994 fiscal year.

Capital Resources and Liquidity

    During 1996 and 1995, the Company's business exhibited seasonality, primarily due to temporary plant shutdowns during the Christmas/New Year's holiday season. As a result, sales have been and are expected to be lower during the first quarter of the fiscal year while working capital requirements increase in anticipation of higher second quarter sales. Working capital is comprised chiefly of accounts receivable and inventory.

    As of November 1, 1996, working capital equaled $27.6 million, an increase of $24.9 million from the fiscal year ended November 3, 1995. This increase is due primarily to the $44.5 million pay-off of factor advances with the proceeds from the Company's new credit facility, which more than offset decreases in accounts receivable of $9.1 million, inventories of $5.9 million, prepaid expenses of $800,000 and cash and cash equivalents of $300,000, as well as increases in current maturities of subordinated debentures and long-term debt of $1.6 million and accounts payable and other liabilities of $1.9 million.

    The Company's operating activities used $30.5 million in net cash during the 1996 fiscal year. Adjustments to the fiscal year net loss of $17.6 million included depreciation and amortization of $8.4 million, provision for losses on accounts receivable of $2.1 million, and the net loss on disposition of property, plant and equipment and unamortized goodwill of $4.3 million and $1.9 million, respectively. In addition to the adjusted net loss of $922,000, the $37.5 million rise in net accounts receivable was offset by decreases in inventories ($5.9 million) and prepaid and other assets ($757,000) and increases in accounts payable and other liabilities ($1.2 million). The $37.5 million increase in accounts receivable is primarily attributable to the $44.5 million pay-off of factor advances with the proceeds of the Company's new credit facility. Net proceeds of $57.0 million from the new credit facility, $4.6 million from the sale-lease back of equipment, and $900,000 from the sale of property, plant and equipment were used to purchase property, plant and equipment totaling $9.3 million and reduce various long-term debt and subordinated debenture instruments by $23.2 million.

    On March 15, 1996, the Company entered into a $74.0 million credit facility (subsequently reduced by amendment to $64.0 million), of which $54.7 million was initially utilized. Net proceeds from the credit facility were applied toward the previously existing term loans and outstanding factor advances. The new facility consisted of a $19.0 million term loan, payable in 29 equal monthly installments and a balloon payment in September 1998, and a revolving credit line which, as amended, cannot exceed $45.0 million during the life of the facility. The revolving credit line, which expires on the same date as the term loan's final maturity, replaced the Company's factor advance arrangements. As of November 1, 1996, funds available through the revolving credit line approximated $8.3 million. The credit facility is secured by substantially all of the Company's assets. The credit facility currently provides for the Company to pay interest on amounts outstanding at the prime rate plus an applicable margin until 10 business days following the end of the Company's 1997 second fiscal quarter, at which time, if certain financial conditions are met, the Company may elect interest rates based upon a LIBOR or prime interest rate plus applicable margin. The applicable margin is adjusted each fiscal quarter based upon the Company's leverage ratio as defined in the credit facility. If the Company elects a LIBOR interest rate, the Company may also elect interest periods of 30, 60, 90 or 180 days. As of November 1, 1996, the average interest rate for the various elections held by the Company approximated 8.46% per annum for approximately $53.4 million in term and revolving debt. The facility places limitations on the Company's rental expense, additional indebtedness, acquisitions, capital expenditures, payment of subordinated debentures, and sale or disposal of assets. The Company is required to liquidate certain assets used in connection with discontinued operations, maintain a minimum net worth, and comply with certain financial ratios, including current ratio, coverage ratio, and leverage ratio, as defined by the facility. This facility has been periodically amended to make the restrictive covenants less restrictive in order that the Company would remain in compliance with all covenant requirements and effect certain other changes. As of November 1, 1996, the Company was in compliance with all of the facility's covenant requirements.

    As of November 1, 1996, the Company had outstanding approximately $34.4 million of its Senior Subordinated Debentures due August 1, 1999 ("8 3/4% Debentures") outstanding. The 8 3/4% Debentures, which cannot be called prior to their maturity date, are unsecured obligations. These debentures contain covenants that place limitations on the use of proceeds from disposal of assets and on the incurrence of additional indebtedness and senior indebtedness (as defined in the governing indenture) if such indebtedness would exceed stated ratios of capitalization and earnings after such incurrence. Under the most restrictive of these covenants the Company may not incur additional indebtedness if, after giving effect to such incurrence, the aggregate amount of indebtedness of the Company would exceed 75% of the sum of all indebtedness and stockholders' (deficit) equity. The Company is currently prohibited by this covenant from incurring additional indebtedness. This restriction on the incurrence of additional indebtedness was waived by debenture holders with respect to the new credit facility. As a condition to the waiver, the Company executed a Second Supplemental Indenture dated March 15, 1996 which provided that beginning on the last business day of September 1998 and continuing on the last business day of each month thereafter to and including June 1999, the Company will deposit with the trustee of these debentures $600,000 less an amount equal to 8 3/4% Debentures repurchased during the period prior to the monthly payment date. Total deposits, including interest earned thereon, are to be paid as principal and interest when these debentures are due.

    The Company had $3.5 million of 11 1/4% Convertible Senior Subordinated Debentures outstanding as of November 1, 1996. These debentures which are convertible to common stock at the option of the debenture holders for $6.69 per share, are redeemable by the Company at face value on October 1, 1997 and are classified as a current liability at the end of the 1996 fiscal year. Under the terms of the governing indenture, the Company is required to make two sinking fund payments equal to 10% of the outstanding debenture principal at February 28, 1997 and August 31, 1997, respectively.

    As of November 1, 1996, the Company had approximately $2.5 million of its Series C Debentures outstanding. The annual interest rate of these debentures may be adjusted at the sole discretion of the Company on April 1st of each year until maturity in the year 2000. On March 1, 1996, the Company set the Series C interest rate at 13% for the period April 1, 1996 through March 31, 1997. The Series C Debentures are redeemable on April 1st of each year, in whole or in part, at the option of the holder or the Company for the principal amount thereof plus accrued interest through the date of redemption.

    The Company has significant lease obligations that are classified as operating leases and therefore are not reflected in the balance sheet. The aggregate future minimum lease payments under these leases for their initial or remaining noncancellable terms were $13.9 million as of November 1, 1996, including $3.5 million for fiscal 1997. The Company plans to place into service $10.6 million of machinery and equipment during fiscal 1997. These capital investments primarily will increase dyeing capacity and replace older weaving equipment with new looms in order to improve production speed, efficiency and product quality, as well as expand styling diversity. Management anticipates that substantially all of the equipment will be placed into service through operating leases and thus not included in the Company's balance sheet.

    Management believes cash flows from operations and funds available under the revolving credit line will provide the Company with sufficient sources of funds to meet its fiscal 1997 cash needs and, assuming no significant deterioration in current market conditions or interest rates, for the foreseeable future.

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

    The Company is also involved in various litigation arising in the ordinary course of business. The final resolution of these matters cannot be determined; however, it is management's opinion these matters will not have a material adverse effect on the Company's financial position or future liquidity.

Inflation

    The Company believes that inflation affects its business to an extent no greater than it affects the textile industry generally and the economy as a whole.

Forward Looking Information

    Statements contained in the foregoing discussion and elsewhere in this report that are not based on historical fact are considered "forward looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are based on management's present assumptions as to future trends, and changes in current economic trends, prevailing interest rates, availability and cost of raw materials, laws affecting the Company's business and similar factors could affect the validity of such assumptions.

Item 8.  Financial Statements and Supplementary Data.

                     CONSOLIDATED STATEMENTS OF OPERATIONS



 For the fiscal years ended November 1, 1996, November 3, 1995 and October 28,
                                      1994
    (Dollar amounts in thousands except number of shares and per share data)

                                                                                      1996         1995         1994
Net Sales                                                                           $ 192,150    $ 185,685    $ 162,301
Cost and Expenses:
  Cost of goods sold                                                                  166,173      162,642      146,477
  Selling, general and administrative                                                  13,897       11,843        9,300
  Restructuring charge                                                                  3,257           --           --
      Total                                                                           183,327      174,485      155,777
Operating Income                                                                        8,823       11,200        6,524
Other Expense (Income):
  Interest                                                                             10,254       11,994       10,656
  Other, net                                                                               (7)         (60)      (1,548)
      Total                                                                            10,247       11,934        9,108
Net Loss From Continuing Operations                                                    (1,424)        (734)      (2,584)
Discontinued Operations:
  Loss from operations of discontinued operations                                      (5,162)        (855)      (5,767)
  Loss on disposal of discontinued operations                                         (10,993)     (15,325)          --
Net loss from Discontinued Operations                                                 (16,155)     (16,180)      (5,767)
Net Loss                                                                            $ (17,579)   $ (16,914)   $  (8,351)
Weighted Average Number of Shares                                                   8,696,177    8,651,668    8,107,507
Loss Per Share
  Loss from continuing operations                                                   $    (.16)   $    (.09)   $    (.32)
  Loss from discontinued operations                                                     (1.86)       (1.87)        (.71)
  Net loss                                                                          $   (2.02)   $   (1.96)   $   (1.03)

See notes to consolidated financial statements.

                          CONSOLIDATED BALANCE SHEETS




                     November 1, 1996 and November 3, 1995
                         (Dollar amounts in thousands)

                                                                                                    1996        1995
ASSETS
Current Assets:
  Cash and cash equivalents                                                                       $    418    $    747
  Receivables:
    Due from factor                                                                                 40,885       6,971
    Trade, less allowances ($1,899 -- 1996; $1,362 -- 1995)                                          3,555       1,958
    Other                                                                                              130         244
  Inventories                                                                                       22,179      28,092
  Prepaid expenses                                                                                   1,301       2,077
      Total                                                                                         68,468      40,089
Property, Plant and Equipment -- Net                                                                30,223      50,514
Property, Plant and Equipment Held For Disposal -- Net                                              13,461       1,513
Other Assets                                                                                         2,038       3,929
                                                                                                  $114,190    $ 96,045
LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY
Current Liabilities:
  Current maturities of long-term debt                                                            $  6,563    $  8,452
  Current maturities of subordinated debentures                                                      3,537          --
  Accounts payable                                                                                  22,182      22,742
  Other liabilities                                                                                  8,625       6,214
      Total                                                                                         40,907      37,408
Revolving Credit Line                                                                               38,967          --
Long-term Debt                                                                                       9,952      12,471
Subordinated Debentures                                                                             36,943      40,724
Other Long-term Obligations                                                                            562       1,205
Contingent Liabilities and Commitments
Stockholders' (Deficit) Equity:
  Common stock, $1.00 par value -- authorized 20,000,000 shares;
  outstanding 8,735,491 shares in 1996 and 8,650,690 shares in 1995                                  8,735       8,651
  Additional paid-in capital                                                                        25,186      25,069
  Accumulated deficit                                                                              (47,062)    (29,483)
      Total                                                                                        (13,141)      4,237
                                                                                                  $114,190    $ 96,045

See notes to consolidated financial statements.

             CONSOLIDATED STATEMENTS OF COMMON STOCKHOLDERS' EQUITY




 For the fiscal years ending November 1, 1996, November 3, 1995 and October 28,
                                      1994
                         (Dollar amounts in thousands)

                                                Common Stock        Additional
                                                $1 Par Value         Paid-in      Accumulated    Treasury
                                              Shares      Amount     Capital        Deficit       Stock       Total
October 29, 1993                             8,621,083    $8,621     $ 25,147      $  (4,218)    $(5,007)    $ 24,543
  Net loss for fiscal 1994                                                            (8,351)                  (8,351)
  Stock issued under Directors' Deferred
    Comp Plan                                   37,209       37            93                                     130
  Restricted stock forfeitures                  (6,385)      (6)          (29)                                    (35)
  Stock issued under various employee
    stock plans                                  1,381        1             4                                       5
  Sale of treasury stock (924,000 shares)         (667)                  (116)                     5,007        4,891
October 28, 1994                             8,652,621    8,653        25,099        (12,569)         --       21,183
  Net loss for fiscal 1995                                                           (16,914)                 (16,914)
  Restricted stock forfeitures                  (5,000)      (5)          (34)                                    (39)
  Stock issued under various employee
    stock plans                                  3,069        3             4                                       7
November 3, 1995                             8,650,690    8,651        25,069        (29,483)         --        4,237
  Net loss for fiscal 1996                                                           (17,579)                 (17,579)
  Stock issued under various employee
    stock plans                                 84,801       84           117                                     201
November 1, 1996                             8,735,491    $8,735     $ 25,186      $ (47,062)    $    --     $(13,141)

See notes to consolidated financial statements.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS



 For the fiscal years ended November 1, 1996, November 3, 1995 and October 28,
                                      1994
                         (Dollar Amounts in thousands)

                                                                                         1996        1995        1994
Operating Activities:
Net loss                                                                               $(17,579)   $(16,914)   $ (8,351)
  Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
      Depreciation and amortization                                                       8,405       9,147      11,005
      Provision for losses on accounts receivable                                         2,102       3,196       2,568
      Loss (gain) on disposition of property, plant and equipment                         4,247       9,356          (2)
      Loss on disposition of unamortized goodwill                                         1,903          --          --
      Change in operating assets and liabilities:
         Accounts receivable                                                            (37,499)     (2,019)      4,220
         Inventories                                                                      5,913      14,039      (3,223)
         Prepaid and other assets                                                           757         386         212
         Accounts payable and other liabilities                                           1,208      (4,232)     (1,669)
      Net Cash (Used In) Provided by Operating Activities                               (30,543)     12,959       4,760
Investing Activities:
  Purchases of property, plant and equipment                                             (9,315)     (2,966)     (3,333)
  Proceeds from sale of property, plant and equipment                                     5,494       9,434         160
      Net Cash (Used In) Provided by Investing Activities                                (3,821)      6,468      (3,173)
Financing Activities:
  Proceeds from long-term debt borrowings                                                19,000          --          --
  Net advances from revolving credit line                                                38,967          --          --
  Payments on long-term debt and capital lease obligations                              (22,919)    (15,554)     (7,391)
  Capitalized loan costs                                                                   (970)       (159)         --
  Payments for repurchase of subordinated debentures                                       (244)     (4,403)        (60)
  Proceeds from sale of treasury stock, net                                                  --          --       4,891
  Proceeds from employee stock plans, net                                                   201         (32)        100
      Net Cash Provided by (Used In) Financing Activities                                34,035     (20,148)     (2,460)
Decrease in Cash and Cash Equivalents                                                      (329)       (721)       (873)
      Cash and Cash Equivalents at Beginning of Period                                      747       1,468       2,341
      Cash and Cash Equivalents at End of Period                                       $    418    $    747    $  1,468

See notes to consolidated financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




            November 1, 1996, November 3, 1995 and October 28, 1994

1. Summary of Significant Accounting Policies

A. Company
    Texfi Industries, Inc. and one wholly owned inactive subsidiary (the "Company") is one of the nation's leading manufacturers of synthetic fabrics which are marketed throughout the United States, as well as Europe. The Company's products are either made primarily from polyester yarns or polyester blended with rayon, lycra, or wool. Products are sold and distributed to a variety of manufacturers in the women's wear and men's wear apparel markets, as well as home furnishings and medical industries.

B. Principles of Consolidation
    The consolidated financial statements include the accounts of the divisions of the Company and its subsidiary. Intercompany transactions and profits and losses have been eliminated.

C. Fiscal Year
    The Company's operations are based on a fifty-two or fifty-three week fiscal year ending on the Friday closest to October 31. The 1996 and 1994 fiscal years include 52 weeks while the 1995 fiscal year includes 53 weeks.

D. Reclassifications
    Certain amounts in the 1995 and 1994 financial statements have been reclassified to conform with the 1996 presentation and reflect discontinued operations. These reclassifications had no effect on either previously reported net loss or stockholders' (deficit) equity.

E. Use of Estimates
    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions which affect the amounts reported in these financial statements and accompanying footnotes. Actual results may differ from those estimates and assumptions.

F. Cash Equivalents
    The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

G. Accounts Receivable -- Factored
    The Company has entered into factoring agreements with several financial institutions whereby it may assign certain receivables generally without recourse as to credit risk.

H. Inventories
    Inventories are stated at the lower of cost or market. Cost is determined primarily on the basis of the first-in, first-out method. Market is based on replacement cost or net realizable value, as appropriate.

I. Property, Plant and Equipment
    Property, plant and equipment is stated at cost. For financial statement purposes, depreciation is determined primarily by the straight-line method. For income tax purposes, the straight-line and accelerated methods are used. Interest costs incurred in the construction or acquisition of property, plant and equipment are capitalized.

J. Revenue Recognition
    Sales are recorded upon shipment or designation of specific goods for later shipment at customers' request with related risk of ownership passing to such customers.

K. Income Taxes
    The Company accounts for income taxes using the liability method. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities as measured using the enacted rates and laws which will be in effect when these differences are expected to reverse. Deferred tax expense results from the change in the liability accounts for deferred taxes.

L. Loss Per Share
    Net loss per share has been computed using the weighted average number of common shares and common share equivalents outstanding during the year. The difference between primary and fully diluted net loss per share is not material during the years presented.

M. Recently Issued Accounting Standards
    In March 1995, the Financial Accounting Standards Board ("FASB") issued Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" ("FASB 121"), which requires companies to record impairment losses on long-lived assets used in operations and long-lived assets that are expected to be disposed of, when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying value. The Company will adopt FASB 121 during the first quarter of its 1997 fiscal year and based upon current circumstances, does not believe that the effect of adoption will be material.

    In October 1995, the FASB issued Statement No. 123, "Accounting for Stock-Based Compensation", ("FASB 123"). FASB 123 encourages companies to adopt the fair method for expense recognition of employee stock options. FASB 123 also allows companies to continue accounting for stock options and stock based awards using the intrinsic value method as outlined under Accounting Board Opinion No, 25, "Accounting for Stock Issued to Employees" ("APB 25") and to make pro forma disclosures of net loss and net loss per share as if the fair value method had been applied. Currently, the Company uses APB 25 to account for its stock options and stock based awards and intends to continue to apply APB 25 for future stock options and stock based awards.

2. Accounts Receivable -- Due from factor

    Prior to March 15, 1996, the Company had an arrangement with its primary factor whereby it could be advanced funds in amounts not to exceed 90% of eligible factored accounts receivable plus 50% of eligible inventories not to exceed a maximum of $10.0 million. As a result, factored receivables totaling $51.5 million as of November 3, 1995, are shown net of funds borrowed in advance of collection on such factored sales of $44.5 million. Effective March 15, 1996, the Company entered into a $74.0 million credit facility, (subsequently reduced by amendment to $64.0 million) from which a portion of the proceeds were applied towards the existing factor advances, and the factor advance arrangement was terminated.

    Concentration of credit risk is limited due to the large number of customers to which the Company sells its products (no one customer accounted for more than 4% of the Company's 1996 sales or 3% of the Company's 1995 sales) and the use of several factors to assign the invoices for sales to its customers. The Company generally requires no collateral for its accounts receivable.

    Interest paid on factors advances in 1996, 1995 and 1994 was $1,442,000, $4,676,000 and $3,150,000, respectively.

3. Inventories

    Inventories at November 1, 1996 and November 3, 1995 are summarized as follows:

[CAPTION]

                                                                              1996       1995
                                                                               (in thousands)
Finished goods                                                               $10,304    $11,248
Goods in process                                                               8,765     11,093
Raw materials                                                                  4,104      3,761
Supplies                                                                       3,337      3,371
    Total                                                                     26,510     29,473
Less reserves                                                                  4,331      1,381
Inventories -- net                                                           $22,179    $28,092

4. Property, Plant and Equipment

    Property, plant and equipment at November 1, 1996 and November 3, 1995 consists of the following:

[CAPTION]

                                                                              1996       1995
                                                                               (in thousands)
Land and land improvements                                                   $ 2,358    $ 2,841
Buildings                                                                     15,170     23,099
Machinery, equipment, etc.                                                    56,306     83,595
Construction in progress                                                       2,218        772
  Total                                                                       76,052    110,307
Less accumulated depreciation                                                 45,829     59,793
Property, plant and equipment -- net                                         $30,223    $50,514

    Depreciation expense approximated $7,412,000, $8,182,000, and $9,441,000 during the 1996, 1995, and 1994 fiscal years, respectively.

5. Long-term Debt, Revolving Credit Line and Pledged Assets

    Long-term debt at November 1, 1996 and November 3, 1995 consists of the following:

[CAPTION]

                                                                               1996       1995
                                                                                (in thousands)
Term loan with variable interest of 8.47%, payable in equal monthly installments until balloon payment due September 1998, collateralized by
  property, plant, and equipment with a net book value of $41,084,000         $15,367    $    --
Term loans at 6.75%, payable in monthly installments plus interest through
  November 1, 1998; collateralized by property, plant and equipment with a
  net book value of $2,600,000                                                  1,148      1,800
Term loan with variable interest rate of 8.42%                                     --     17,998
Term loan at prime plus 1%                                                         --        620
Capitalized leases, principally at prime                                           --        505
  Total                                                                        16,515     20,923
Less current maturities                                                         6,563      8,452
Due after one year                                                            $ 9,952    $12,471

    On March 15, 1996, the Company entered into a $74.0 million credit facility (subsequently reduced by amendment to $64.0 million). Net proceeds from the credit facility, as amended, were applied toward the previously existing term loans and outstanding factor advances. The new credit facility, as amended, consists of a $19.0 million term loan, payable in 29 equal monthly installments and a balloon payment due September 15, 1998, and a revolving credit line which cannot exceed $45.0 million during the life of the facility. The revolving credit line which expires September 1998 consistent with the term loan's final maturity, replaced the Company's factor advance arrangements. As of November 1, 1996, the revolving credit line totaled $39.0 million and had available funds approximating $8.3 million.

    The credit facility is secured by substantially all of the Company's assets. The credit facility currently provides for the Company to pay interest on amounts outstanding at the prime rate plus an applicable margin until 10 business days following the end of the Company's 1997 second fiscal quarter, at which time, if certain financial conditions are met, the Company may elect interest rates based upon a LIBOR or prime interest rate plus applicable margin. The applicable margin is adjusted each fiscal quarter based upon the Company's leverage ratio as defined in the credit facility. If the Company elects a LIBOR interest rate, the Company may also elect interest periods of 30, 60, 90 or 180 days. As of November 1, 1996, the average interest rate for the various elections held by the Company approximated 8.43% per annum for approximately $53.4 million in debt. The facility requires the Company to liquidate certain assets used in connection with discontinued operations, and maintain a specified minimum net worth and certain financial ratios, including current ratio, coverage ratio, and leverage ratio, as defined by the facility. In addition, the facility places limitations on the Company's additional borrowings, rental expense, acquisitions, payment of subordinated debentures, and the purchase, sale and lease of real and personal property. On January 30, 1997, the credit facility was amended to make the restrictive covenants less restrictive in order that the Company would be in compliance with all covenant requirements as of November 1, 1996 and effect certain other changes. As of the end of the fiscal year the Company was in compliance with all of the facility covenant requirements.

    Payments due on long-term debt during each of the two succeeding years and thereafter are listed below:

Fiscal
Year                                                                     Total

                                                                     (in thousands)
1997                                                                     $6,563
1998                                                                      9,952

    Interest paid on debt, other than debentures, in 1996, 1995 and 1994 was $3,256,000, $2,504,000, and $2,885,000, respectively.

6. Subordinated Debentures

    Debentures outstanding at November 1, 1996 and November 3, 1995 consist of the following:

[CAPTION]

                                                                                                      1996       1995
                                                                                                       (in thousands)
Senior Subordinated Debentures, 8 3/4%, due August 1, 1999                                           $34,420    $34,430
Convertible Senior Subordinated Debentures, 11 1/4%, due October 1, 1997                               3,537      3,537
Subordinated Extendible Debentures, 11%, due April 1, 2000 (Series C)                                  2,523      2,757
  Total                                                                                               40,480     40,724
Less current maturities                                                                                3,537         --
Due after one year                                                                                   $36,943    $40,724

    In September 1993, the Company issued $34.5 million in principal amount of Senior Subordinated Debentures due August 1, 1999 ("8 3/4% Debentures"). The annual interest rate of these debentures is 8.75%, payable semiannually on August 1 and February 1 of each year. The 8 3/4% Debentures, which cannot be called prior to their maturity date, are unsecured obligations but contain covenants that place limitations on the use of proceeds from the disposal of assets and the incurrence of additional indebtedness and senior indebtedness (as defined in the indenture) if such indebtedness would exceed stated ratios of capitalization and earnings after such incurrence. The Company is currently prohibited from incurring additional indebtedness because the aggregate amount of its indebtedness exceeds 75% of the sum of all indebtedness and stockholders' (deficit) equity. The debenture definition of indebtedness does not include revolver credit line borrowings or operating lease obligations. This restriction on the incurrence of additional indebtedness was waived by debenture holders with respect to the new credit facility. As a condition to the waiver, the Company executed a Second Supplemental Indenture dated March 15, 1996 which provided that beginning on the last business day of September 1998 and continuing on the last business day of each month thereafter to and including June 1999, the Company will deposit with the trustee of these debentures $600,000 less an amount equal to 8 3/4% Debentures repurchased during the period prior to the monthly payment date. Total deposits, including interest earned thereon, are to be paid as principal and interest when these debentures are due.

    The 11 1/4% Convertible Senior Subordinated Debentures due October 1, 1997 are convertible at any time prior to maturity into common stock of the Company at $6.69 per share (subject to antidilutive provisions of the indenture). The
11 1/4% Debentures are not subject to a sinking fund while the Company maintains a positive, tangible net worth. The payment of the principal and interest on the 11 1/4% Debentures is subordinated in right of payment to the prior payment in full of all senior indebtedness of the Company as defined in the indenture. As of the end of the Company's third fiscal quarter, the Company's tangible net worth as defined by the indenture declined to less than the minimum as provided by the indenture. Accordingly, the indenture requires the Company to pay the trustee a sum sufficient to retire by redemption 10% of the outstanding debenture principal. The deposits are required semi-annually, commencing on the last day of the month six months after the determination date, or February 28, 1997.

    In April 1990, the Company issued $7.1 million in principal amount of Subordinated Extendible Debentures due April 1, 2000, Series C (11%) (the "Series C Debentures"). The annual interest rate of the Series C Debentures may be adjusted at the sole discretion of the Company on each April 1 until maturity in 2000. On March 1, 1996, the Company set the interest rate on the Series C Debentures to 13% for the period April 1, 1996 through March 31, 1997. The Series C Debentures will be redeemable on each April 1 until maturity, in whole or in part, at the option of the holder or the Company for the principal amount thereof plus accrued interest through the date of redemption.

    Interest paid on subordinated debentures in 1996, 1995 and 1994 was $3,753,000, $3,984,000 and $3,886,000, respectively.

7. Stock Options and Stock Purchase Rights

    At November 1, 1996, options to purchase previously unissued shares of common stock were outstanding under a stock option plan. Payment for shares purchased upon exercise of an option granted under the plan may be made either in cash or in common stock of the Company.

    Information with respect to stock options outstanding is as follows:

                                                                                        Number         Option Price
                                                                                      of Shares          Per Share
October 29, 1993                                                                         479,330     $5.31 to $10.75
  Canceled                                                                              (112,842)    $5.44 to $10.75
October 28, 1994                                                                         366,488     $5.31 to $ 9.13
  Granted                                                                                225,000     $2.81 to $ 4.43
  Canceled                                                                              (297,573)    $5.31 to $ 9.13
November 3, 1995                                                                         293,915     $2.81 to $ 8.13
  Canceled                                                                               (42,251)    $5.57 to $ 8.13
  Granted                                                                                 60,000           $3.25
November 1, 1996                                                                         311,664     $2.81 to $ 8.13

    Options on 138,214 shares, 53,390 shares and 239,880 shares were exercisable at November 1, 1996, November 3, 1995 and October 28, 1994, respectively. Under the plan, 546,435 shares, 564,184 shares and 491,611 shares of common stock were available for the granting of additional options at November 1, 1996, November 3, 1995 and October 28, 1994, respectively.

    Effective July 22, 1988, the Board of Directors of the Company adopted a Share Purchase Rights Plan and approved the distribution to shareholders of record on August 9, 1988 of one Preferred Share Purchase Right ("Right") for each outstanding share of the Company's common stock. Each Right, when exercisable, generally entitles common shareholders to purchase one one-hundredth of a share of a new series of preferred stock, designated as Series A Junior Participating Preferred Stock, at a price of $30. The Rights will generally be exercisable and transferable apart from the Company's common stock upon acquisition by a person or group of 30% or more of the Company's common stock (amended by the Board of Directors in 1994 to change 15% to 30%), the announcement of a tender offer for 20% or more of the Company's common stock or a determination by the Board of Directors that any holder of 12% or more of the Company's common stock is an "adverse person." The Rights will expire on August 9, 1998, unless such date is extended by the Company's Board of Directors or the Rights are redeemed prior to that time.

8. Common Stockholders' (Deficit) Equity

    At November 1, 1996, shares of common stock were reserved for possible issuance as follows:

Conversion of 11 1/4% Convertible Senior Subordinated Debentures (Note 6)                                       528,647
Stock options (Note 7)                                                                                          858,099
Stock options granted to an entity owned by certain Company officers                                            600,000
1990 Executive Stock Purchase Plan                                                                              101,764
Directors' Deferred Stock Compensation Plan                                                                     162,791
    Total                                                                                                     2,251,301

9. Income Taxes

    As of November 1, 1996, the Company had net operating loss carryforwards of $60.6 million for income tax purposes which are available through the year 2011. For financial reporting purposes, a valuation allowance of $25.0 million has been recognized to offset the deferred tax asset related to these carryforwards. The Company has Alternative Minimum Tax credits totaling $377,000 and Investment Tax credits of $29,000 available to reduce income taxes payable in future periods. The Investment Tax credits expire during 1996 through 2001.

    Deferred income tax expense results from temporary differences related primarily to net operating loss carryforwards. Significant components of the Company's deferred tax asset as of November 1, 1996 and November 3, 1995 are as follows:

[CAPTION]

                                                                          1996          1995
                                                                            (in thousands)
Deferred Tax Liability:
  Tax over book amortization                                           $       --    $      769
Deferred Tax Asset:
  Book over tax amortization                                                   26            --
  Net operating loss carryforwards                                         24,079        15,692
  Allowance for bad debts                                                     760           477
  Contribution rollover                                                        29            22
  Lawsuit settlement                                                           66           292
    Total deferred tax assets                                              24,960        16,483
  Valuation Allowance                                                     (24,960)      (15,714)
    Net Deferred tax assets                                                    --           769
Net deferred tax liability                                             $       --    $       --

10. Employee Benefit Plan

    The Company maintains a defined contribution plan (401(k)) covering substantially all employees who have completed six months of service. The plan requires the Company to match up to $150 per year for each participating employee's contributions. Discretionary Company contributions are determined annually by the Board of Directors based on results of operations. These discretionary contributions may either match employee amounts or represent fixed amounts. The Company contributed approximately $127,000, $146,000, and $215,000 in 1996, 1995 and 1994, respectively.

11. Rental Expense and Lease Obligations

    Rental expense is summarized as follows:

[CAPTION]

                                                                                           1996       1995       1994
                                                                                                 (in thousands)
Gross rentals                                                                             $ 4,255    $ 4,380    $ 5,086
Less sublease rentals                                                                         133        371        152
Rental expense, net                                                                       $ 4,122    $ 4,009    $ 4,934

    Future obligations for minimum rentals under operating leases that have initial or remaining noncancellable lease terms in excess of one year at November 1, 1996 and rentals to be received under noncancellable subleases are as follows:

                                                                                              Operating Leases  Net
                                                                                      Minimum     Sublease    Minimum
Fiscal Year                                                                           Rentals     Rentals     Rentals

                                                                                               (in thousands)
1997                                                                                    3,535         133       3,402
1998                                                                                    2,466          97       2,369
1999                                                                                    2,294          79       2,215
2000                                                                                    1,924          79       1,845
2001                                                                                    1,282          79       1,203
Thereafter                                                                              2,407         257       2,150
Total minimum lease payments                                                          $13,908      $  724     $13,184

    Certain operating leases contain renewal options ranging from one to five years and/or contain purchase options, generally approximating fair market value.

    During the 1996 fiscal year, the Company placed into service $5.0 million of machinery and equipment through various sale-lease back transactions.

12. Restructuring Charge

    The $3.3 million restructuring charge reflects the consolidation of the Company's Narrow Fabrics division and the closing of this division's Graham, North Carolina facility. This facility generated operating losses totaling $2.0 million and $1.2 million in 1996 and 1995, respectively.

13. Discontinued Operations

    During the 1996 fiscal year, the Company incurred charges totaling $16.2 million in order to discontinue certain operations. In the 1996 fiscal fourth quarter, the Company discontinued the manufacturing operations of its Kingstree Knit Apparel division. The $10.0 million loss on disposal of this division represents write-downs of $3.6 million in inventory, $1.9 million in property, plant and equipment, $1.9 million in goodwill, $800,000 in accounts receivable, and $1.8 million in other various costs. In addition, the loss on disposal of discontinued operations includes $1.0 million to adjust the reserves related to disposal of its Highland Yarn Mills and Marion Fabrics greige goods operations which were discontinued during the 1995 fiscal year. The 1996 net loss from discontinued operations represents the manufacturing operations of the Kingstree Knit Apparel division totaling $5.2 million. The Kingstree Knit Apparel division generated $41.9 million, $71.8 million, and $ 55.8 million in net sales in 1996, 1995, and 1994, respectively. Operating income for this division totaling $1.4 million ($.16 per share) and $592,000 ($.07 per share), in 1995 and 1994, respectively, have been restated in the Consolidated Statements of Operations.

    During the first quarter of 1995, the Company discontinued its commodity yarn, corduroy and diaper fabric production. During the second quarter of 1995, the Company discontinued and sold its greige goods manufacturing facility. Operating losses for these operations totaling $6.2 million ($.77 per share) in 1994 were restated in the Consolidated Statements of Operations.

    Property, plant and equipment related to discontinued operations and held for disposal at November 1, 1996 and November 3, 1995 consists of the following:

[CAPTION]

                                                                                                    1996        1995
                                                                                                     (in thousands)
Land and land improvements                                                                        $    459    $    864
Buildings                                                                                            7,705         532
Machinery, equipment, etc.                                                                          27,464       1,587
  Total                                                                                             35,628       2,983
Less accumulated depreciation                                                                       18,288         657
Less reserve to net realizable value                                                                 3,879         813
Property, plant and equipment held for disposal -- net                                            $ 13,461    $  1,513

    These assets have been valued based upon either appraisals or inquiries of brokers and equipment dealers and will be disposed of by orderly liquidation.

14. Contingent Liabilities and Commitments

    The Company is involved in various litigation arising in the ordinary course of business. The final outcome of these matters cannot be determined; however, it is management's opinion that the final resolution of these matters will not have a material adverse effect on the Company's financial position or future liquidity.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         Not applicable.


PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     Information with respect to Directors, appearing under the heading "Election of Directors" on pages 6 through 9 of the Registrant's definitive proxy statement for the Annual Meeting of Stockholders to be held on March 11, 1997, is incorporated herein by reference. Information regarding executive officers is included as Item 4A in Part I of this document.

ITEM 11.  EXECUTIVE COMPENSATION.

      Information with respect to executive compensation, appearing under the heading "Executive Compensation" on pages 9 through 15 of the Registrant's definitive proxy statement for the Annual Meeting of Stockholders to be held on March 11, 1997, is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

      Information with respect to security ownership of certain beneficial owners and management, appearing under the headings "Security Ownership of Certain Beneficial Owners" and "Security Ownership of Management" on pages 2 through 5 of the Registrant's definitive proxy statement for the Annual Meeting of Stockholders to be held on March 11, 1997, is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     Information with respect to certain relationships and related transactions, appearing under the headings "Employment and Other Related Agreements" on page 16 and "Certain Transactions" on page 22 of the Registrant's definitive proxy statement for the Annual Meeting of Stockholders to be held on March 11, 1997, is incorporated herein by reference.

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

(B) No reports on Form 8-K were filed during the Company's 1996 fourth fiscal quarter.

                                   SIGNATURES

      Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          TEXFI INDUSTRIES, INC.

Date:  January 30, 1997                   By:s/Richard L. Kramer
                                             -------------------
                                               Richard L. Kramer
                                               Chairman of the Board
                                               of Directors


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

     Signature                      Title                      Date

s/Richard L. Kramer         Chairman of the Board of          January 30, 1997
Richard L. Kramer           Directors

s/William L. Remley         Chief Executive Officer           January 30, 1997
William L. Remley           and Vice Chairman of the
                            Board of Directors

s/Andrew J. Parise, Jr.     President and Chief               January 30, 1997
Andrew J. Parise, Jr.       Operating Officer

s/John S. Rainey            Director                          January 30, 1997
John S. Rainey

s/Braxton Schell            Director                          January 30, 1997
Braxton Schell

s/William D. Goldston, Jr.  Director                          January 30, 1997
William D. Goldston, Jr.

s/John D. Mazzuto           Director                          January 30, 1997
John D. Mazzuto

s/Dane L. Vincent           Chief Financial Officer           January 30, 1997
Dane L. Vincent             and Treasurer (Principal
                            Accounting and
                            Financial Officer)

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

                REPORT OF ERNST & YOUNG LLP INDEPENDENT AUDITORS


Board of Directors and Shareholders of
Texfi Industries, Inc.

    We have audited the accompanying balance sheets of Texfi Industries, Inc. and subsidiary as of November 1, 1996 and November 3, 1995, and the related statements of operations, shareholders' (deficit) equity and cash flows for the three years in the period ended November 1, 1996. Our audits also included the financial statement schedule listed in the Index at Item 14(a).
These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

    In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Texfi Industries, Inc. and subsidiary as of November 1, 1996 and November 3, 1995, and the results of their operations and their cash flows for each of the three years in the period ended November 1, 1996 in conformity with generally accepted accounting principles. Also, in our opinion, the related Financial Statement Schedule, when considered in relation to the basic financial statements, taken as a whole, presents fairly in all material respects the information set forth therein.

Ernst & Young LLP

Raleigh, North Carolina
December 9, 1996, except for Note 5
as to which the date is January 30, 1997

                                                                     SCHEDULE II

                             TEXFI INDUSTRIES, INC.
              Analysis of Valuation and Qualifying Accounts for the
                      Fiscal Years Ended November 1, 1996,
                      November 1, 1995 and October 28, 1994
                             (Amounts in thousands)

                                                         FISCAL YEAR
                                             1996        1995          1994
                                            -----       ------         -----
RESERVES DEDUCTED FROM ASSETS
TO WHICH THEY APPLY:

Allowance for doubtful accounts and claims:
   Balance at beginning of year .......     $1,362        $4,287       $3,616

   Net additions charged to income:
     Doubtful accounts..................     1,342           526          384
     Claims and allowances..............       760         2,670        2,184
                                            ------          -----      ------
                                             2,102         3,196        2,568
   Deductions for accounts written off as
     uncollectible (net of recoveries) ...  1,565          6,121        1,897
                                            ------        ------        -----

   Balance at end of year ................  $1,899        $1,362       $4,287
                                            ======        ======        ======

                             TEXFI INDUSTRIES, INC.
                                INDEX TO EXHIBITS

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

*4(a)(5) First Supplemental Indenture dated as of March 10, 1995 between Registrant and First Union National Bank of North Carolina, as Trustee, filed as Exhibit 4(a)(1) to Registrant's Form 8-K Current Form as of March 15, 1996.

*4(a)(6)         Second  Supplemental  Indenture  dated  as of  March  15,  1996 between Registrant and First Union National Bank of North Carolina, as Trustee, filed as Exhibit 4(a)(2) to Registrant's Form 8-K Current Form as of March 15, 1996.

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



*4(d)(1) Credit Agreement dated as of March 15, 1996 among Registrant, as Borrower, certain Lenders referred to therein, NationsBank, N.A., as Agent, and NationsBanc Commercial Corporation, as Disbursing Agent, filed as Exhibit 2(a)(1) to Registrant's Form 8-K Current Report dated March 15, 1996.

*4(d)(2) Security Agreement dated as of March 15, 1996 between Registrant, as Grantor, and NationsBank, N.A., as Agent for certain Lenders referred to therein, and NationsBanc Commercial Corporation, as Disbursing Agent, filed as Exhibit 2(a)(2) to Registrant's Form 8-K Current Report dated March 15, 1996.

*4(d)(3) Form of Deed of Trust and Security Agreement (North Carolina property) dated as of March 15, 1996 between Registrant, as Grantor, TIM, Inc., as Trustee, and NationsBank, N.A., as Beneficiary and Agent for certain Lenders referred to therein, and NationsBanc Commercial Corporation, as Disbursing Agent, filed as Exhibit 2(a)(3) to Registrant's Form 8-K Current Report dated March 15, 1996.

*4(d)(4) Form of Mortgage and Security Agreement (South Carolina property) dated as of March 15, 1996 between Registrant, as Grantor, and NationsBank, N.A., as Beneficiary and Agent for certain Lenders referred to therein, and NationsBanc Commercial Corporation, as Disbursing Agent, filed as Exhibit 2(a)(4) to Registrant's Form 8-K Current Report dated March 15, 1996.

*4(d)(5) Deed to Secure Debt and Security Agreement (Georgia property) dated as of March 15, 1996 between Registrant, as Grantor, and NationsBank, N.A., as Beneficiary and Agent for certain Lenders referred to therein, and NationsBanc Commercial Corporation, as Disbursing Agent, filed as Exhibit 2(a)(5) to Registrant's Form 8-K Current Report dated March 15, 1996.

*4(d)(6) Form of Assignment of Factoring Proceeds dated March 15, 1996, filed as Exhibit 2(a)(6) to Registrant's Form 8-K Current Report dated March 15, 1996.

*4(d)(7) First Amendment dated May 10, 1996 to the Credit Agreement dated March 15, 1996 among Registrant, as Borrower, certain Lenders referred to therein, NationsBank, N.A., as Agent, and NationsBanc Commercial Corporation, as Disbursing Agent, filed as Exhibit 2(a)(7) to Registrant's Form 10-Q for the fiscal quarter ended May 3, 1996.

*4(d)(8) Waiver Agreement dated June 14, 1996 to the Credit Agreement dated March 15, 1996 among Registrant, as Borrower. certain Lenders, referred to therein, NationsBank, N.A., as Agent, and NationsBanc Commercial Corporation, as Disbursing Agent, filed as Exhibit 2(a) (8) to Registrant's Form 10-Q for the fiscal quarter ended May 3, 1996.

*4(d)(9) Second Amendment dated September 12, 1996 to the Credit Agreement dated March 15, 1996 among Registrant, as Borrower, certain Lenders referred to therein, NationsBank, N.A., as Agent, and NationsBanc Commercial Corporation, as Disbursing Agent, filed as Exhibit 2(a)(9) to Registrant's Form 10-Q for the fiscal quarter ended August 2, 1996.

4(d)(10) Third Amendment dated January 30, 1997 to the Credit Agreement dated March 15, 1996 among Registrant, as Borrower, certain Lenders referred to therein, NationsBank, N.A., as Agent, and NationsBanc Commercial Corporation, as Disbursing Agent.

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

*10(a)(6)        Resolution amending the 1987 Nonqualified Stock Option Plan, as adopted by  Registrant's  Board of  Directors  on  September 6,
                 1995,  filed as  Exhibit  10(a)(6)  to  Registrant's  Form 10-K
                 Annual Report for the fiscal year ended November 3, 1995.

*10(a)(7)        Form of 1987 Nonqualified Stock Option Agreements dated May 18,
                 1995 between  William L. Remley and Andrew J.  Parise,  Jr. and
                 Registrant,  filed as Exhibit10(a)(7) to Registrant's Form 10-K
                 Annual Report for the fiscal year ended November 3, 1995.

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

*10(a)(10)       Resolution  amending  Directors'  Deferred  Stock  Compensation
                 Plan, as adopted by the Directors'  Deferred Stock Compensation
                 Committee  of  Registrant's  Board of Directors on September 6,
                 1995,  filed as Exhibit  10(a)(10)  to  Registrant's  Form 10-K
                 Annual Report for the fiscal year ended November 3, 1995.

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

*10(a)(13)       Resolution  amending 1990  Executive  Stock  Purchase  Plan, as adopted by  Registrant's  Board of  Directors  on  September 6,
                 1995,  filed as Exhibit  10(a)(13)  to  Registrant's  Form 10-K
                 Annual Report for the fiscal year ended November 3, 1995.

*10(a)(14)       1990 Restricted  Incentive  Stock Plan,  dated January 9, 1990, filed as Exhibit  4(d)(17) to Registrant's  Form 10-Q Quarterly
                 Report  for  the  fiscal   quarter   ended   February  2,  1990
                 (terminated in 1995 except as to previously issued stock).

*10(a)(15)       Letter Agreement dated March 20, 1995 between Registrant and L.
                 Terrell Sovey,  Jr., filed as Exhibit 10(a)(16) to Registrant's
                 Form 10-K Annual  Report for the fiscal year ended  November 3,
                 1995.

*10(a)(16)       Employment Agreement dated November 17, 1992 between Registrant
                 and  Michael  A.   Miller,   filed  as  Exhibit   10(a)(26)  to
                 Registrant's  Form 10-K Annual Report for the fiscal year ended
                 October 30, 1992.

*10(a)(17)       Amendment  to  Employment  Agreement  dated  January  29,  1993 between  Registrant  and  Michael A.  Miller,  filed as Exhibit
                 19(d) to Registrant's Form 10-Q Quarterly Report for the fiscal quarter ended April 30, 1993.

*10(a)(18)       Employment  Agreement dated October 31, 1994 between Registrant and  Andrew J.  Parise,  Jr.,  filed as  Exhibit  10(a)(23)  to
                 Registrant's  Form 10-K Annual Report for the fiscal year ended
                 October 28, 1994.

*10(a)(19)       Description   of   Registrant's   1994   Management   Incentive
                 Compensation Plan adopted by Registrant's Board of Directors on
                 February 15, 1994,  filed as Exhibit  10(a)(24) to Registrant's
                 Form 10-K  Annual  Report for the year ended  October  28, 1994
                 (terminated as to Messrs. Remley, Parise, Vincent, Courtney and
                 Gilreath in 1995).

*10(a)(20)       Employment Agreement dated April 1, 1995 between Registrant and
                 William L.  Remley,  filed as Exhibit  10(a)17 to  Registrant's
                 Form 10-Q  Quarterly  Report for the fiscal quarter ended April
                 28, 1995.

*10(a)(21)       Performance  Incentive  Plan adopted by  Registrant's  Board of
                 Directors on September 6, 1995,  filed as Exhibit  10(a)(23) to
                 Registrant's  Form 10-K Annual Report for the fiscal year ended
                 November3, 1995.


10(a)(22)        Employment  Agreement  dated  as of  January  1,  1997  between
                 Registrant and Gerald A. Rubinfeld

10(a)(23)        Employment  Agreement  dated  as of  January  1,  1997  between
                 Registrant and Gene A. Pease.

*10(b)(1)        Master Loan and Security  Agreement  dated June 1, 1993 between
                 Registrant and BOT Financial Corporation and related Promissory
                 Note dated June 4, 1993 between  Registrant  and BOT  Financial
                 Corporation,  filed as Exhibit 19(h) to Registrant's  Form 10-Q
                 Quarterly Report for the fiscal quarter ended April 30, 1993.

*10(b)(2)        Loan  Schedule No. 2 to Master Loan and  Security  Agreement an
                 related Promissory Note and Supplemental Security Agreement dated July 30, 1993 between Registrant and BOT Financial
                 Corporation,  filed as Exhibit  10(b)(19) to Registrant's  Form
                 10-K Annual Report for the fiscal year ended October 29, 1993.

*10(b)(3)        Loan  Schedule No. 3 to Master Loan and Security  Agreement and
                 related Promissory Note and Supplemental Security Agreement dated October 29, 1993 between Registrant and BOT Financial
                 Corporation,  filed as Exhibit  10(b)(20) to Registrant's  Form
                 10-K Annual Report for the fiscal year ended October 29, 1993.

*10(b)(4)        Master Loan and Security  Agreement  dated June 1, 1993 between
                 Registrant  and KeyCorp.  Leasing  Ltd. and related  Promissory
                 Note dated June 4, 1993 between Registrant and KeyCorp. Leasing
                 Ltd.,  filed  as  Exhibit  19(i)  to  Registrant's   Form  10-Q
                 Quarterly  Report for the fiscal  quarter ended April 30, 1993.

10(b)(5) Master Lease Agreement dated July 11, 1996 between Registrant and NationCredit Commercial Corporation with Form of Master Lease Schedule attached.

*10(c)(1)        Stock and Option Purchase  Agreement dated May 24, 1994 between
                 Registrant and Chadborne Corporation, filed as Exhibit 10(d)(1) to Registrant's Form 10-Q Quarterly Report for the fiscal quarter ended April 29, 1994.

11               Computation of Earnings Per Share

21               Subsidiary of Registrant

23               Consent of Ernst & Young LLP, Independent Auditors

27               Financial Data Schedule
 ----------------------------------

 *Incorporated by reference to previous filing.