Form 10-Q
period 1997-01-31
TEXFI INDUSTRIES INC
filed 1997-03-17
CIK 97579

FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended January 31, 1997

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


                  Number of shares of Common Stock outstanding
                         at March 17 , 1997 - 8,735,491


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

                             TEXFI INDUSTRIES, INC.


                          QUARTERLY REPORT ON FORM 10-Q
                     FOR THE QUARTER ENDED JANUARY 31, 1997

                         PART I - FINANCIAL INFORMATION


Item 1.  Consolidated Financial Statements

     The consolidated financial statements included herein have been prepared by Texfi Industries, Inc. (the "Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. The consolidated balance sheet as of November 1, 1996 has been taken from the audited financial statements as of that date. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company's latest Annual Report on Form 10-K.

     The consolidated financial statements included herein reflect all adjustments (none of which are other than normal recurring accruals) which are, in the opinion of management, necessary for a fair presentation of the information included. Operating results for the thirteen-week period ended January 31, 1997 are not necessarily indicative of the results that may be expected for the year ended October 31, 1997. The following consolidated financial statements are included:

         Consolidated Statements of Income for the thirteen weeks ended January 31, 1997 and February 2, 1996

         Consolidated Balance Sheets as of January 31, 1997 and November 1, 1996

         Consolidated Statements of Cash Flows for the thirteen weeks ended January 31, 1997 and February 2, 1996

         Condensed Notes to Consolidated Financial Statements

                             TEXFI INDUSTRIES, INC.


                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                      (in thousands, except per share data)


                                            THIRTEEN WEEKS ENDED
                                        JANUARY 31,     February 2,
                                            1997            1996
NET SALES ...........................   $   48,545      $   44,240

COST AND EXPENSES:
  Cost of goods sold ................       41,263          38,172
  Selling, general and admin. .......        3,555           2,774
                                        ----------      ----------
    Total ...........................       44,818          40,946
                                        ----------      ----------

OPERATING INCOME ....................        3,727           3,294

OTHER EXPENSE (INCOME):
  Interest ..........................        2,521           2,595
  Equity in loss of unconsolidated
    subsidiary ......................          164             --
  Other, net ........................          (26)             (5)
                                        ----------      ----------
    Total ...........................        2,659           2,590
                                        ----------      ----------

NET INCOME FROM CONTINUING
 OPERATIONS...........................       1,068             704

DISCONTINUED OPERATIONS-LOSS FROM
    OPERATIONS........................        --              (280)
                                        -----------      ---------

INCOME BEFORE INCOME TAXES............       1,068             424

PROVISION FOR INCOME TAXES...........           21               8
                                         ---------       ---------

NET INCOME ..........................   $    1,047      $      416
                                        ==========      ==========

NET INCOME (LOSS) PER SHARE:
  Net income from continuing
  operations.........................   $      .12      $      .08
  Loss from discontinued operations..         --              (.03)
                                        -----------     ----------
  Net income ........................   $      .12      $      .05
                                        ===========     ==========




See Notes to Consolidated Financial Statements on page 6.
3

                             TEXFI INDUSTRIES, INC.

                           CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                           (UNAUDITED)
                                          JANUARY  31,      November 1,
                                              1997            1996
                                           -----------    --------
ASSETS
CURRENT ASSETS:
   Cash and cash equivalents ...............  $     546           418
   Receivables:
      Due from factor........................    38,393        40,885
      Trade..................................     4,321         3,555
      Other .................................       377           130
   Inventories ..............................    21,771        22,179
   Prepaid Expenses..........................     1,865         1,301
                                                -------       -------
     Total...................................    67,273        68,468

PROPERTY, PLANT AND EQUIPMENT - NET .........    29,730        30,223

PROPERTY, PLANT AND EQUIPMENT HELD FOR
  DISPOSAL - NET ............................    12,882        13,461

OTHER ASSETS ................................     2,244         2,038
                                               --------      --------
                                               $112,129      $114,190

LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY
CURRENT LIABILITIES:
   Current maturities of long-term debt .....  $  6,643      $  6,563
   Current maturities of sub. debt...........     3,537          3,537
   Accounts payable .........................    26,438        22,182
   Other liabilities.........................     5,470         8,625
                                               --------      --------
      Total..................................    42,088        40,907

REVOLVING CREDIT LINE........................    36,386        38,967

LONG-TERM DEBT ..............................     8,229         9,952

SUBORDINATED DEBENTURES .....................    36,943        36,943

OTHER LONG-TERM OBLIGATIONS .................       577           562

COMMON STOCKHOLDERS' (DEFICIT) EQUITY:
   Common stock, $1.00 par value ............     8,735         8,735
   Additional paid-in capital ...............    25,186        25,186
   Accumulated deficit.......................   (46,015)      (47,062)
                                               --------       -------
      Total..................................   (12,094)      (13,141)
                                               --------      --------
                                               $112,129      $114,190


See Notes to Consolidated Financial Statements on page 6.

                             TEXFI INDUSTRIES, INC.


                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                 (in thousands)

                                                    THIRTEEN WEEKS ENDED
                                                   JAN. 31,       Feb. 2,
                                                    1997           1996
                                                   -------       ------
OPERATING ACTIVITIES
  Net income .....................................  $ 1,047     $   416
  Adjustments to reconcile net income to
    net cash provided by operating activities:
    Equity in loss of unconsolidated subsidiary...      164          --
    Depreciation & amortization ..................    1,249       2,097
    Provision for losses on accounts receivable ..      126         160
    (Gain) loss on disposition of property,
      plant and equipment.........................      (14)          3
    Change in operating assets and liabilities:
      Accounts receivable ........................    1,353       2,400
      Inventories ................................      408      (1,629)
      Prepaid and other assets ...................     (603)       (500)
      Accounts payables and accrued liabilities ..    1,116         (35)
                                                     ------     -------
NET CASH PROVIDED BY OPERATING ACTIVITIES.........    4,846       2,912
                                                     ------     -------

INVESTING ACTIVITIES
  Purchases of property, plant and equipment .....   (3,101)     (2,132)
  Proceeds from sale of property, plant and
    equipment.....................................    3,121       1,594
                                                     ------     -------
   NET CASH PROVIDED BY (USED IN)
   INVESTING ACTIVITIES ..........................       20        (538)
                                                     ------     -------

FINANCING ACTIVITIES
   Payments on long-term debt and capital lease
    obligations ..................................   (1,643)      (2,771)
   Net payments on revolving credit line..........   (2,581)        --
   Investment in unconsolidated subsidiary........     (434)        --
   Capitalized loan costs.........................      (80)        --
                                                    -------     ------
NET CASH USED IN FINANCING ACTIVITIES ............   (4,738)     (2,771)
                                                    -------     -------

INCREASE (DECREASE)IN CASH AND CASH EQUIVALENTS ..      128        (397)

Cash and cash equivalents at beginning of period .      418         747
                                                    -------     -------

    CASH AND CASH EQUIVALENTS AT END OF PERIOD ... $    546     $   350
                                                   ========     =======




See Notes to Consolidated Financial Statements on page 6.

                             TEXFI INDUSTRIES, INC.

              CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                JANUARY 31, 1997

1.  Details of certain balance sheet captions are as follows (in thousands):

                                               JANUARY 31, November 1,
                                                  1997        1996

    1. INVENTORIES:
  Finished goods .............................  $  9,784     $ 10,304
  Goods in process ...........................     8,776        8,765
  Raw materials ..............................     3,585        4,104
  Supplies ...................................     3,451        3,337
                                                --------     --------
       Total .................................    25,596       26,510
  Less reserves ..............................     3,825        4,331
                                                --------     --------
       Inventories-net........................  $ 21,771     $ 22,179
                                                ========     ========

PROPERTY, PLANT AND EQUIPMENT:
  Land and land improvements .................  $  2,358     $  2,358
  Buildings ..................................    15,170       15,170
  Machinery, equipment, etc. .................    56,359       56,306
  Construction in progress ...................     2,738        2,218
                                                --------     --------
       Total .................................    76,625       76,052
  Less accumulated depreciation ..............    46,895       45,829
                                                --------     --------
       Property, plant and equipment-net .....  $ 29,730     $ 30,223
                                                ========     ========

LONG-TERM DEBT:
  Term loan with variable interest of 8.50%
    at January 31, 1997 and 8.47% at
    November 1,1996, payable in equal monthly
    installments until balloon payment due
    September 1998...........................   $13,878   $ 15,367
  Term loans at 6.75%, payable in monthly
    installments plus interest through
    November 1998............................       994      1,148
                                                -------    -------
      Total .................................    14,872     16,515
  Less current maturities ...................     6,643      6,563
                                                -------    -------
      Due after one year ....................   $ 8,229    $ 9,952
                                                =======    =======

1.  Continued


                                         JANUARY 31,  November 1,
                                             1997        1996

SUBORDINATED DEBENTURES:
   Senior Subordinated Debentures, 8 3/4%
    due August 1, 1999..................   $ 34,420     $ 34,420
   Subordinated Extendible Debentures,
    11%, due April 1, 2000 (Series C)...      2,523        2,523
   Convertible Senior Subordinated
    Debentures, 11-1/4% due October
    1, 1997 ............................      3,537        3,537
                                           --------     --------
   Total ...............................     40,480       40,480
    Less current maturities.............      3,537        3,537
                                           --------     --------
   Due after one year...................   $ 36,943     $ 36,943
                                           ========     ========

2. Net income per share has been computed using the weighted average number of common shares and common share equivalents outstanding during the period. The difference between primary and fully diluted net income per share is not material for the periods presented.

3. At January 31, 1997, shares of common stock were reserved for possible issuance as follows:

         Conversion of 11-1/4% Convertible Senior Subordinated
            Debentures .....................................    528,647
         Stock options .....................................    858,099
         Stock options granted to an entity owned by
         certain Company officers.......................        600,000
         1990 Executive Stock Purchase Plan ................    101,764
         Directors' Deferred Stock Compensation Plan .......    162,791
                                                                -------
         Total ...........................................    2,251,301
                                                              =========

4. The consolidated statement of operations for the thirteen weeks ended February 2, 1996 has been restated to reflect the manufacturing operations of the Company's Kingstree Knit Apparel division as discontinued operations.

Item 2.  Management's Discussion and Analysis of Financial

         Condition and Results of Operations

RESULTS OF OPERATIONS

         Net sales from continuing operations for the thirteen weeks ended January 31, 1997 increased to $48,545,000 as compared to net sales of $44,240,000 for the thirteen weeks ended February 2, 1996. This $4,305,000 (9.7%) increase resulted from higher finished fabric sales ($5,450,000), which were partially offset by reduced sales at the Narrow Fabrics division ($1,145,000) caused by the closure of this division's woven narrow fabrics operations.

         For the comparable thirteen-week period, cost of goods sold, as a percentage of net sales from continuing operations, decreased 1.3% from 86.3% in 1996 to 85.0% in 1997. The first quarter 1997 improvement was due primarily to the Company's ongoing reengineering program to streamline its manufacturing costs via equipment modernization and reduced process cycle times as well as the Company's efforts to move towards production of higher priced goods.

         Selling, general and administrative expenses ("SG&A") increased from 6.3% to 7.3% as a percentage of net sales from continuing operations for the thirteen weeks ended January 31, 1997 as compared to the same period in 1996. The increase was primarily due to the Company's expansion into new markets and a larger infrastructure needed to accommodate the Company's higher sales volume.

         Interest expense for the first fiscal quarter of 1997 remained consistent with the 1996 first fiscal quarter.

         The 1997 first quarter includes a $164,000 equity loss of unconsolidated subsidiary which represents the Company's 50% participation in a previously announced joint venture with NHL Enterprises to market and source a branded line of hockey-related apparel.

         During the first quarter of 1996, the Company recorded a $280,000 loss from the operations of its Kingstree Knit Apparel division which was discontinued during the fourth quarter of fiscal 1996.
                                       8

Financial Condition:

         During 1997 and 1996, the Company's business exhibited seasonality, primarily due to temporary plant shutdowns during the Christmas/New Year's holiday season. As a result, sales have generally been lower in the first quarter of the fiscal year than in subsequent quarters while working capital requirements increase in anticipation of higher second quarter sales. Working capital is comprised chiefly of inventories and accounts receivable.

     At January 31, 1997, working capital equaled $25.2 million, a decrease of $2.4 million from the fiscal year ended November 1, 1996. This decrease in working capital is due primarily to decreases in accounts receivable ($1.5 million) and inventories (408,000) and an increase in accounts payable and other liabilities ($1.1 million) which more than offset increases in cash and cash equivalents ($128,000) and prepaid expenses ($564,000).

         During the first fiscal quarter of 1997, operating activities generated net cash of $4.9 million. This cash was generated as a result of the $1.0 million net income, equity in loss of unconsolidated susidiary of $164,000, depreciation and amortization of $1.3 million and the provision for losses on accounts receivable of $126,000, together with a decrease in accounts receivable of $1.4 million and inventories of $408,000 and an increase in accounts payable and accrued liabilities of $1.1 million which offset increases in prepaid and other assets of $603,000. Cash flow from operations, $3.1 million in proceeds from the sale of property, plant and equipment and cash on hand provided funds to repay long-term debt of $1.6 million, purchase property, plant and equipment totaling $3.1 million, and reduce the revolving line of credit $2.6 million.

         The Company had $3.5 million of 11-1/4% Convertible Senior Subordinated Debentures outstanding as of January 31, 1997. These debentures, which are convertible to common stock at the option of the debenture holders for $6.69 per share, are redeemable by the Company at face value as of October 1, 1997 and are classified as a current liability. Under the terms of the governing indenture, the Company is required to make two sinking fund payments equal to 10% of the outstanding debenture principal at February 28, 1997 and August 31, 1997, respectively.

         On March 15, 1996, the Company entered into a $74.0 million credit facility (subsequently reduced by amendment to $64.0 million), of which $54.7 million was initially utilized. Net proceeds from the credit facility were applied toward the previously existing term loans and outstanding factor advances. The new facility consisted of a $19.0 million term loan, payable in 29 equal monthly installments and a balloon payment in September 1998, and a revolving credit line which, as amended, cannot exceed $45.0 million during the life of the facility. The revolving credit line, which expires on the same date as the term loan's final maturity, replaced the Company's factor advance arrangements. As of January 31, 1997, funds available through the revolving credit line approximated $10.2 million. The credit facility is secured by substantially all of the Company's assets. The credit facility currently provides for the Company to pay interest on amounts outstanding at the prime rate plus an applicable margin until 10 business days following the end of the Company's second fiscal quarter, at which time, if certain financial conditions are met, the Company may elect interest rates based upon a LIBOR or prime interest rate plus applicable margin. The applicable margin is adjusted each fiscal year based upon the Company's leverage ratio as defined in the credit facility. In addition, the Company may elect interest periods ranging of 30, 60, 90 or 180 days. The facility places limitations on the Company's rental expense, additional indebtedness, acquisitions, capital expenditures, payment of subordinated debentures, and sale or disposal of assets. The Company is required to liquidate certain assets used in connection with its previously discontinued operations, maintain a minimum net worth and comply with certain financial ratios, including current ratio, coverage ratio, and leverage ratio, as defined by the facility. This facility has been periodically amended to make the restrictive covenants less restrictive in order that the Company would remain in compliance with all covenant requirements and effect certain other changes. As of January 31, 1997, the Company was in compliance with all of the facility's covenant requirements.
                                       10

         As of January 31, 1997, the Company had outstanding approximately $34.4 million of its Senior Subordinated Debentures due August 1, 1999 ("8-3/4% Debentures"). The 8-3/4% Debentures, which cannot be called prior to their maturity date, are unsecured obligations. These debentures contain covenants that place limitations on the use of proceeds from disposal of assets and on the incurrence of additional indebtedness and senior indebtedness (as defined in the indenture) if such indebtedness would exceed stated ratios of capitalization and earnings after such incurrence. Under the most restrictive of these covenants, the Company may not incur additional indebtedness if, after giving effect to such incurrence, the aggregate amount of indebtedness of the Company would exceed 75% of the sum of all indebtedness and stockholders' (deficit) equity. The Company is currently prohibited by this covenant from incurring additional indebtedness. This restriction on the incurrence of additional indebtedness was waived by debenture holders with respect to the new credit facility. As a condition to the waiver, the Company executed a Second Supplemental Indenture dated March 15, 1996 which provided that beginning on the last business day of September 1998 and continuing on the last business day of each month thereafter to and including June 1999, the Company will deposit with the trustee of these debentures $600,000 less an amount equal to 8-3/4% Debentures repurchased during the period prior to the monthly payment date. Total deposits, including interest earned thereon, are to be paid as principal and interest when these debentures are due.

         As of January 31, 1997 the Company has approximately $2.5 million of its Series C Debentures outstanding. The annual interest rate of these debentures may be adjusted at the sole discretion of the Company on April 1st of each year until maturity in the year 2000. The Company set the Series C interest rate at 13% for the period April 1, 1997 through March 31, 1998. The Series C Debentures are redeemable on April 1st of each year, in whole or in part, at the option of the holder or the Company for the principal amount thereof plus accrued interest through the date of redemption. As of March 13, 1997 the last day for debenture holders to exercise their redemption option, Series C holders with aggregate principal totaling $92,000 had delivered proper notice to redeem their debenture(s) as of April 1, 1997.

         The Company plans to place into service $10.6 million of machinery and equipment during fiscal 1997. As of the end of the first fiscal quarter, $3.1 million had been expended on machinery and equipment purchases. This equipment primarily will increase dyeing capacity as well as replace older weaving equipment with new looms in order to improve production speed, efficiency and product quality and expand styling diversity. Management anticipates that substantially all of the $10.6 million of equipment will be placed into service through operating leases and thus not included in the Company's balance sheet.

         Management believes cash flows from operations and funds available under the revolving credit line will provide the Company with sufficient sources of funds to meet its fiscal 1997 cash needs, and, assuming no significant deterioration in current market conditions or interest rates, for the foreseeable future.

Forward Looking Information:

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

     (b) Reports on Form 8-K

         No reports on Form 8-K were filed during the quarter ended January 31, 1997.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              TEXFI INDUSTRIES, INC.
                                   (Registrant)



Date:  March 17, 1997         By:S/Dane L. Vincent
                                   Dane L. Vincent
                                   Chief Financial Officer
                                  and Treasurer

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

*3(a)(8) Certificate of Designations of Registrant dated March 8,1988 filed as Exhibit 4(a)(8) to Registrant's Form S-2 Registration Statement (No. 33-20131).

*3(a)(9)          Certificate of Designations of Registrant dated August
                  4 1988, filed as Exhibit 4(d)(9) to Registrant's Form 10-Q Quarterly Report for the fiscal quarter ended July 29, 1988.

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

*4(a)(3)          Indenture dated October 1, 1991 between Registrant and
                  The First National Bank of Boston, Trustee, with copy of 11-1/4% Convertible Senior Subordinated Debenture due October 1, 1997, filed as Exhibit 4(a)(1) to Registrant's Form 10-K Annual Report for the fiscal year ended November 1, 1991.

*4(a)(4) Indenture dated September 8, 1993 between Registrant and The First Union National Bank of North Carolina, Trustee, with copy of 8-3/4% Senior Subordinated Debenture due August 1, 1999, filed as Exhibit 4(c)(2) to Registrant's Form 10-Q Quarterly Report for the fiscal quarter ended July 30, 1993.

*4(a)(5)          First Supplemental Indenture dated as of March 10,
                  1995, between Registrant and First Union National Bank of North Carolina, as Trustee, filed as Exhibit 4(a)(1) to Registrant's Form 8-K Current Report as of March 15, 1996.

*4(a)(6)          Second Supplemental Indenture dated as of March 15,
                  1996, between Registrant and First Union National Bank of North Carolina, as Trustee, filed as Exhibit 4(a)(2) to Registrant's Form 8-K Current Report as of March 15, 1996.

*4(b)(1) Specimen Common Stock ($1 par value) certificates, filed as Exhibit 4.01 to Amendment No. 2 to Registrant's Form S-1 Registration Statement (No. 2-41653).

*4(c)(1) Rights Agreement dated July 22, 1988 between Registrant and The First Union National Bank of North Carolina, as Rights Agent, filed as Exhibit 1 to Registrant's Form 8-K Current Form dated July 22, 1988.

*4(c)(2)          Form of Rights Certificate, filed as Exhibit B to
                  Exhibit 1 to Registrant's Form 8-K Current Form dated July 22, 1988.

*4(c)(3)          Amendment to Rights Agreement between Registrant and
                  The First Union National Bank of North Carolina dated October 31, 1988, filed as Exhibit 4(e)(3) to Registrant's Form S-2 Registration Statement (No. 33-32485).

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

*4(d)(6) Form of Assignment of Factoring Proceeds dated as of March 15, 1996, filed as Exhibit 2(a)(6) to Registrant's Form 8-K Current Report as of March 15, 1996.

*4(d)(7)          First Amendment dated May 10, 1996 to the Credit
                  Agreement dated as of March 15, 1996 among Registrant, as Borrower, certain Lenders referred to therein, NationsBank, N.A., as Agent, and NationsBanc Commercial Corporation, as Disbursing Agent, filed as Exhibit 2(a)(7) to Registrant's Form 10-Q dated May 3, 1996.

*4(d)(8)          Waiver Agreement dated June 14, 1996 to the Credit
                  Agreement dated as of March 15, 1996 among Registrant, as Borrower, certain Lenders, referred to therein, NationsBank, N.A., as Agent, and NationsBanc Commercial Corporation, as Disbursing Agent, filed as Exhibit 2(a) (8) to Registrant's Form 10-Q dated May 3, 1996.

*4(d)(9) Second Amendment dated September 12, 1996 to the Credit Agreement dated as of March 15, 1996 among Registrant, as Borrower, certain Lenders referred to therein, NationsBank, N.A., as Agent, and NationsBanc Commercial Corporation, as Disbursing Agent, filed as Exhibit 2(a)(9) to Registrant's From 10-Q dated August 2, 1996.

*4(d)(10)         Third Amendment dated January 30, 1997 to the Credit
                  Agreement dated as of March 15, 1996 among Registrant, as Borrower, certain Lenders referred to therein, NationsBank, N.A., as Agent, and NationsBanc Commercial Corporation, as
                  Disbursing Agent, filed as Exhibit 4(d)(10) to Registrant's
                  Form 10-K dated January 31, 1997.

10(a)(1) Amended and Restated Nonqualified Stock Option Plan, as adopted by Registrant's Board of Directors on January 16, 1997 and approved March 11, 1997 at a meeting of Registrant's Stockholders.

10(a)(2) Resolution amending the 1990 Executive Stock Purchase Plan, as adopted by Registrant's Board of Directors on January 16, 1997 and approved March 11, 1997 at a meeting of Registrant's Stockholders.

11                Computation of Earnings Per Share

* Incorporated by reference to previous filing.