Form 10-Q
period 1997-05-02
TEXFI INDUSTRIES INC
filed 1997-06-16
CIK 97579

FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   For the quarterly period ended May 2, 1997

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


                  Number of shares of Common Stock outstanding
                          at June 16, 1997 - 8,841,696


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

                             TEXFI INDUSTRIES, INC.

                          QUARTERLY REPORT ON FORM 10-Q
                        FOR THE QUARTER ENDED MAY 2, 1997

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

     The consolidated financial statements included herein reflect all adjustments (none of which are other than normal recurring accruals) which are, in the opinion of management, necessary for a fair presentation of the information included. Operating results for the thirteen-week and twenty-six week periods ended May 2, 1997 are not necessarily indicative of the results that may be expected for the year ended October 31, 1997. The following consolidated financial statements are included:

     Consolidated Statements of Income for the thirteen weeks and twenty-six weeks ended May 2, 1997 and May 3, 1996

     Consolidated Balance Sheets as of May 2, 1997 and November 1, 1996

     Consolidated Statements of Cash Flows for the thirteen weeks and twenty-six weeks ended May 2, 1997 and May 3, 1996

     Condensed Notes to Consolidated Financial Statements

                             TEXFI INDUSTRIES, INC.

                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                      (in thousands, except per share data)

                                          THIRTEEN WEEKS ENDED   TWENTY-SIX WEEKS ENDED
                                           MAY 2,      May 3,       MAY 2,    May 3,
                                            1997        1996         1997      1996
                                        ----------  ----------   ----------  --------
NET SALES                                 $ 54,224    $ 44,095    $102,769   $ 88,335
                                          --------    --------    --------   --------

COST AND EXPENSES:
   Cost of goods sold                       46,783      38,583      88,046     76,755
   Selling, general and
         administrative                      3,930       3,118       7,335      5,892
                                          --------    --------    --------   --------
      Total                                 50,713      41,701      95,381     82,647
                                          --------    --------    --------   --------

OPERATING INCOME                             3,511       2,394       7,388      5,688
                                          --------    --------    --------   --------

OTHER EXPENSE (INCOME):
   Interest                                  2,702       2,521       5,223      5,116
   Equity in loss of unconsolidated
      subsidiary                               395        --           559       --
   Other, net                                 (103)        (16)         21        (21)
                                          --------    --------    --------   --------
      Total                                  2,994       2,505       5,803      5,095
                                          --------    --------    --------   --------

NET INCOME (LOSS) FROM CONTINUING
OPERATIONS BEFORE INCOME TAXES                 517        (111)      1,585        593

Provision for (Benefit) from
Income Taxes                                    11          (8)         32       --
                                          --------    --------    --------   --------

NET INCOME (LOSS) BEFORE
DISCONTINUED OPERATIONS                        506        (103)      1,553        593

DISCONTINUED OPERATIONS:
   Loss from operations of discontinued
   operations                                 --          (796)       --       (1,076)
   Loss from disposal of discontinued
      operations                              --           (75)       --          (75)
                                          --------    --------    --------   --------
      Total                                   --          (871)       --       (1,151)
                                          --------    --------    --------   --------

NET INCOME (LOSS)                         $    506    $   (974)   $  1,553   $   (558)
                                          ========    ========    ========   ========

NET INCOME (LOSS) PER SHARE:
   Net income (loss) from continuing
      operations                          $    .06    $   (.01)   $    .18   $    .06
   Loss from discontinued
      operations                              --          (.10)       --         (.13)
                                          --------    --------    --------   --------
   Net loss                               $    .06    $   (.11)   $    .18   $   (.07)
                                          ========    ========    ========   ========

See Notes to Consolidated Financial Statements on page 5.

                             TEXFI INDUSTRIES, INC.


                           CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                             (UNAUDITED)
                                                MAY 2,        November 1,
                                                 1997            1996
ASSETS

CURRENT ASSETS:
   Cash and cash equivalents ...............  $   2,266           418
   Receivables:
      Due from factor........................    42,255        40,885
      Trade..................................     3,146         3,555
      Other .................................       506           130
   Inventories ..............................    23,424        22,179
   Prepaid Expenses..........................     2,127         1,301
                                                -------       -------
     Total...................................    73,724        68,468

PROPERTY, PLANT AND EQUIPMENT - NET .........    32,283        30,223

PROPERTY, PLANT AND EQUIPMENT HELD FOR
  DISPOSAL - NET ............................     9,063        13,461

OTHER ASSETS ................................     2,281         2,038
                                               --------      --------
                                               $117,351      $114,190
                                               ========      ========
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
   Current maturities of long-term debt .....  $  6,655      $  6,563
   Current maturities of sub. debt...........     3,183          3,537
   Accounts payable .........................    30,013        22,182
   Other liabilities.........................     3,545         8,625
                                               --------      --------
      Total..................................    43,396        40,907

REVOLVING CREDIT LINE........................    42,634        38,967

LONG-TERM DEBT ..............................     5,437         9,952

SUBORDINATED DEBENTURES .....................    36,851        36,943

OTHER LONG-TERM OBLIGATIONS .................       200           562

STOCKHOLDERS' EQUITY (DEFICIT):
   Common stock, $1.00 par value ............     8,842         8,735
   Additional paid-in capital ...............    25,499        25,186
   Accumulated deficit.......................   (45,508)      (47,062)
                                               --------       -------
      Total..................................   (11,167)      (13,141)
                                               --------      --------
                                               $117,351      $114,190
                                               ========      ========
See Notes to Consolidated Financial Statements on page 5.

                             TEXFI INDUSTRIES, INC.

                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                 (in thousands)

                                              THIRTEEN WEEKS ENDED   TWENTY-SIX WEEKS ENDED
                                                MAY 2,      May 3,      MAY 2,     May 3,
                                                 1997        1996        1997       1996
OPERATING ACTIVITIES
Net income (loss)                             $    506    $   (974)   $  1,553    $   (558)
Adjustments to reconcile net income
(loss) to net cash (used in) provided
by operating activities:
         Equity in loss of unconsolidated
            subsidiary                             395        --           559        --
         Depreciation & amortization             1,300       2,056       2,549       4,153
         Provision for losses on accounts
         receivable                                  7         278         133         438
         Loss on sale of property, plant
         and equipment                             (67)          2         (81)          5
Change in operating assets and liabilities:
         Accounts receivable                    (2,823)    (39,035)     (1,470)    (36,635)
         Inventories                            (1,653)         (3)     (1,245)     (1,632)
         Prepaid and other assets                   (1)        359        (604)       (141)
         Accounts payables and accrued
         liabilities                             1,274      (2,408)      2,390      (2,443)
                                              --------    --------    --------    --------
NET CASH (USED IN) PROVIDED BY
         OPERATING ACTIVITIES                   (1,062)    (39,725)      3,784     (36,813)

INVESTING ACTIVITIES
Purchases of property, plant and
 equipment                                      (3,125)     (2,130)     (6,226)     (4,262)
Proceeds from sale-lease back of
 property, plant and equipment                   1,683         369       4,211       1,963
Proceeds from disposition of property,
 plant and equipment                             1,667        --         2,260        --
                                              --------    --------    --------    --------
NET CASH PROVIDED BY (USED IN)
         INVESTING ACTIVITIES                      225      (1,761)        245      (2,299)

FINANCING ACTIVITIES
Proceeds from long-term debt borrowing            --        19,000        --        19,000
Net proceeds from Revolver debt
 borrowings                                      6,284      39,871       3,703      39,871
Payments on long-term debt and capital
 lease obligations                              (2,780)    (16,659)     (4,423)    (19,430)
Investment in unconsolidated subsidiary           (884)       --        (1,318)       --
Payments for repurchase of subordinated
 debentures                                       (446)       (244)       (446)       (244)
Capitalized loan costs                             (37)       (696)       (117)       (696)
Proceeds from employee stock plans                 420         201         420         201
                                              --------    --------    --------    --------
NET CASH PROVIDED BY (USED IN)
         FINANCING ACTIVITIES                    2,557      41,473      (2,181)     38,702
                                              --------    --------    --------    --------

INCREASE (DECREASE) IN CASH AND
         CASH EQUIVALENTS                        1,720         (13)      1,848        (410)
Cash and cash equivalents
 at beginning of period                            546         350         418         747
                                              --------    --------    --------    --------
CASH AND CASH EQUIVALENTS
         AT END OF PERIOD                     $  2,266    $    337    $  2,266    $    337
                                              ========    ========    ========    ========

See Notes to Consolidated Financial Statements on page 5.

                             TEXFI INDUSTRIES, INC.

              CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   MAY 2, 1997

1.  Details of certain balance sheet captions are as follows (in thousands):

                                              (UNAUDITED)
                                                 MAY 2,    November 1,
                                                  1997        1996
  INVENTORIES:
  Finished goods .............................  $  7,052     $ 10,304
  Goods in process ...........................    10,680        8,765
  Raw materials ..............................     3,990        4,104
  Supplies ...................................     3,377        3,337
                                                --------     --------
       Total .................................    25,099       26,510
  Less reserves ..............................     1,675        4,331
                                                --------     --------
       Inventories-net........................  $ 23,424     $ 22,179
                                                ========     ========

PROPERTY, PLANT AND EQUIPMENT:
Land and land improvements ...................  $  2,546     $  2,358
Buildings ....................................    17,877       15,170
Machinery, equipment, etc. ...................    56,359       56,306
Construction in progress .....................     4,179        2,218
                                                --------     --------
         Total ...............................    80,961       76,052
Less accumulated depreciation ................    48,678       45,829
                                                --------      -------
         Property, plant and equipment, net...  $ 32,283     $ 30,223
                                                ========     ========

LONG-TERM DEBT:
  Term loan with variable interest of 10.50% at May 2, 1997 and 8.47% at
    November 1,1996, payable in equal monthly installments until balloon payment due
    September 1998...........................   $11,255   $ 15,367
  Term loans at 6.75%, payable in monthly
    installments plus interest through
    November 1998............................       837      1,148
                                                -------    -------
      Total .................................    12,092     16,515
  Less current maturities ...................     6,655      6,563
                                                -------    -------
      Due after one year ....................   $ 5,437    $ 9,952
                                                =======    =======

1.  Continued

                                            MAY 2,    November 1,
                                             1997        1996
SUBORDINATED DEBENTURES:
Senior Subordinated Debentures,
 8 3/4% due August 1, 1999............   $  34,420    $ 34,420
Subordinated Extendible Debentures,
 11%, due April 1, 2000
 (Series C)...........................       2,431       2,523
Convertible Senior Subordinated
 Debentures, 11-1/4% due October
 1, 1997 .............................       3,183       3,537
                                         ---------    --------
         Total .......................      40,034      40,480
Less current maturities...............       3,183       3,537
                                          --------    --------
         Due after one year...........    $ 36,851    $ 36,943
                                          ========    ========

2. Net income per share has been computed using the weighted average number of common shares and common share equivalents outstanding during the period. The difference between primary and fully diluted net income per share is not material for the periods presented.
         In February 1997, the Financial Accounting Standards Board issued Statement No. 128, EARNINGS PER SHARE, which is required to be adopted for periods ending after December 15, 1997. Upon adoption, the Company will be required to change the method currently used to compute earnings per share and restate all prior periods. Under the new requirements for calculating primary earnings per share, the dilutive effect of stock options, if any, will be excluded. The impact of Statement No. 128 on the calculation of both the Company's primary and fully diluted earnings per share for the periods presented is not expected to be material.

3. At May 2, 1997 shares of common stock were reserved for possible issuance as follows:

Conversion of 11-1/4% Convertible Senior
 Subordinate Debentures .........................       475,783
Stock options ...................................       858,099
Stock options granted to an entity owned by
 certain Company officers........................       600,000
1990 Executive Stock Purchase Plan ..............       283,992
Directors' Deferred Stock Compensation Plan .....        74,458
                                                      ---------
         Total ..................................     2,292,332
                                                      =========

4. The consolidated statement of operations for the thirteen and twenty-six weeks ended May 2, 1996 has been restated to reflect the manufacturing operations of the Company's Kingstree Knit Apparel division as discontinued operations.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS:

         Net sales for the thirteen weeks ended May 2, 1997 increased to $54,224,000 as compared to $44,095,000 for the thirteen weeks ended May 3, 1996. This $10,129,000 (23.0%) increase resulted from increased sales of finished fabrics ($10,329,000), which were partially offset by lower narrow fabrics sales ($200,000). Year-to-date net sales for 1997 totaling $102,769,000 increased $14,434,000 (16.3%) when compared to sales of $88,335,000 for the same twenty-six week period in fiscal 1996. This increase reflects increased sales of $15.8 million at the Company's Blends division, which was offset partially by decreases in the Company's Narrow Fabrics division of $1.3 million. Second quarter and year-to-date increases in finished fabrics sales were attributable to higher demand and shipments for many of this division's synthetic fabrics which are sold to apparel and specialty markets. Decreases in narrow fabrics sales resulted from closure of the Company's woven narrow fabrics facility on November 1, 1996 which offset gains in sales of knitted elastic fabrics totaling $1.6 million and $1.9 million for the 1997 second quarter and six months, respectively, when compared to 1996 results.

         For the comparable thirteen-week period, cost of goods sold, as a percentage of net sales, decreased from 87.5% in 1996 to 86.3% in 1997. For the comparable twenty-six week period, cost of goods sold as a percentage of net sales decreased from 86.9% in 1996 to 85.7% in 1997. Improvements in both periods reported are attributed primarily to the Narrow Fabrics division operations as a result of exiting the woven elastic operations and a better mix of higher margin knitted elastic products sold.

         Selling, general and administrative expenses ("SG&A") increased from 7.1% to 7.2% as a percentage of net sales for the thirteen weeks ended May 2, 1997 when compared to same period a year ago and increased from 6.7% to 7.1% for the comparable twenty-six week periods. These increases, as a percentage of net sales, are primarily due to increased distribution costs in order to accommodate the increased sales volume in addition to expansion into new markets by the Company's Blends division.

         Interest expense increased $181,000 (7.2%) from $2,521,000 during the second thirteen-week period in 1996 to $2,702,000 in 1997. For the comparable twenty-six week periods, interest expense increased $107,000 (2.1%) from $5,116,000 to $5,223,000. These increases resulted from higher floating rates on debt outstanding which offset debt reductions since the second quarter of 1996.

         The equity in loss of unconsolidated subsidiary of $395,000 in the second fiscal quarter and $559,000 for the first twenty-six weeks of 1997 represents the Company's share of costs related to the startup of RIVAL, LLC. RIVAL, LLC., which is jointly owned by the Company and NHL Enterprises, was created to market and source a branded line of hockey related apparel.

FINANCIAL CONDITION:

         The Company's business typically experiences some seasonality during the fiscal year. This seasonality results from temporary plant shutdowns during the Christmas/New Year's holiday season as well as greater demand for many of the Company's products which are used in winter fashions during its third and fourth fiscal quarters. As a result, sales have generally been lower during the first half of the Company's fiscal year than in the second half, while working capital requirements increase in anticipation of higher second half sales. Working capital is comprised chiefly of inventories and accounts receivable.

         At May 2, 1997, working capital equaled $30.3 million, an increase of $2.7 million from the fiscal year ended November 1, 1996. This increase in working capital is due primarily to increases in accounts receivable ($1.3 million), inventories ($1.3 million), prepaid expenses ($826,000), and cash and cash equivalents ($1.8 million) and a decrease in current maturities ($262,000) which more than offset the increase in accounts payable and other liabilities ($2.8 million).

         During the first fiscal half of 1997, operating activities generated net cash of $3.8 million. This cash was generated as a result of net income of $1.6 million, the equity in loss of unconsolidated subsidiary of $559,000, depreciation and amortization of $2.6 million, along with increases in accounts payables and accrued liabilities of $2.4 million which offset increases in accounts receivable of $1.5 million, inventories of $1.3 million and prepaid and other assets of $604,000. Cash flow from operations, $2.3 million in proceeds from the sale of property, plant and equipment of discontinued operations, $4.2 million from the sale-lease back of property, plant and equipment, net proceeds from the revolving line of credit of $3.7 million and cash on hand provided funds to repay long-term debt and debentures of $4.9 million, purchase property, plant and equipment totaling $6.3 million, and invest $1.3 million in the unconsolidated subsidiary.

         On March 15, 1996, the Company entered into a $74.0 million credit facility (subsequently reduced by amendment to $64.0 million), of which $54.7 million was initially utilized. Net proceeds from the credit facility were applied toward the previously existing term loans and outstanding factor advances. The new facility consisted of a $19.0 million term loan, payable in 29 equal monthly installments and a balloon payment in September 1998, and a revolving credit line which, as amended, cannot exceed $45.0 million during the life of the facility. The revolving credit line, which expires on the same date as the term loan's final maturity, replaced the Company's factor advance arrangements. As of May 2, 1997, funds available through the revolving credit line approximated $2.9 million. The credit facility is secured by substantially all of the Company's assets. The credit facility currently provides for the Company to pay interest on amounts outstanding at the prime rate plus an applicable margin until 10 business days following the SEC filing of the Company's second fiscal quarter, at which time provided certain financial ratios are met, the Company may elect interest rates based upon a LIBOR or prime interest rate plus applicable margin. The applicable margin is adjusted each fiscal year based upon the Company's leverage ratio as defined in the credit facility. In addition, the Company may elect interest periods ranging of 30, 60, 90 or 180 days.

         The facility places limitations on the Company's rental expense, additional indebtedness, acquisitions, capital expenditures, payment of subordinated debentures, and sale or disposal of assets. The Company is required to liquidate within a specified time frame certain assets used in connection with its previously discontinued operations, maintain a minimum net worth and comply with certain financial ratios, including current ratio, coverage ratio, and leverage ratio, as defined by the facility. This facility has been periodically amended to make the restrictive covenants less restrictive in order that the Company would remain in compliance with all covenant requirements and effect certain other changes. As of May 2, 1997, the Company was not in compliance with the facility's leverage ratio covenant. The facility lenders have waived the leverage ratio covenant through July 31, 1997 and committed to an amended credit facility which is expected to be consummated during the Company's 1997 third fiscal quarter. Among other things, the amended credit facility is to increase the revolving credit line to $52.0 million, reinstate fixed rate loans based upon the LIBOR rate plus an applicable margin, and eliminate the requirement to liquidate assets held for disposal within a specified time frame.

         As of May 2, 1997, the Company had outstanding approximately $34.4 million of its Senior Subordinated Debentures due August 1, 1999 ("8-3/4% Debentures"). The 8-3/4% Debentures, which cannot be called prior to their maturity date, are unsecured obligations. These debentures contain covenants that place limitations on the use of proceeds from disposal of assets and on the incurrence of additional indebtedness and senior indebtedness (as defined in the indenture) if such indebtedness would exceed stated ratios of capitalization and earnings after such incurrence. Under the most restrictive of these covenants, the Company may not incur additional indebtedness if, after giving effect to such incurrence, the aggregate amount of indebtedness of the Company would exceed 75% of the sum of all indebtedness and stockholders' (deficit) equity. The Company is currently prohibited by this covenant from incurring additional indebtedness other than advances under its revolving credit line and operating leases. This restriction on the incurrence of additional indebtedness was waived by debenture holders with respect to the new credit facility. As a condition to the waiver, the Company executed a Second Supplemental Indenture dated March 15, 1996 which provided that beginning on the last business day of September 1998 and continuing on the last business day of each month thereafter to and including June 1999, the Company will deposit with the trustee of these debentures $600,000 less an amount equal to 8-3/4% Debentures repurchased during the period prior to the monthly payment date. Total deposits, including interest earned thereon, are to be paid as principal and interest when these debentures are due.

         The Company had $3.2 million of 11-1/4% Convertible Senior Subordinated Debentures outstanding as of May 2, 1997. These debentures, which are convertible to common stock at the option of the debenture holders for $6.69 per share, are redeemable by the Company at face value as of October 1, 1997 and are classified as a current liability. Under the terms of the governing indenture, the Company is required to make a sinking fund payment equal to 10% of the outstanding debenture principal on August 29, 1997.

         As of May 2, 1997 the Company has approximately $2.4 million of its Series C Debentures outstanding. The annual interest rate of these debentures may be adjusted at the sole discretion of the Company on April 1st of each year until maturity in the year 2000. The Company set the Series C interest rate at 13.0% for the period April 1, 1997 through March 31, 1998. The Series C Debentures are redeemable on April 1st of each year, in whole or in part, at the option of the holder or the Company for the principal amount thereof plus accrued interest through the date of redemption. During the second quarter of fiscal 1997, holders submitted bonds totaling $92,000 for redemption as of April 1.

         The Company plans to place into service $11.2 million of machinery and equipment during fiscal 1997. As of the end of the first fiscal half, $6.3 million had been expended on machinery and equipment purchases. This equipment primarily will increase dyeing and finishing capacity as well as replace older weaving equipment with new looms in order to improve production speed, efficiency and product quality and expand styling diversity. Management anticipates that $8.1 million of the $11.2 million of equipment will be placed into service through operating leases and thus not included in the Company's balance sheet.

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

                           PART II. OTHER INFORMATION



Item 4. Submission of Matters to a Vote of Security Holders:

    The Registrant's Annual Meeting of Stockholders was held on March 11, 1997. The proposals voted upon and the results of voting were as follows:

(1)      Election of Class I Directors for a three-year term:

                                      Votes                    Votes
                                       for                   Withheld
         William L. Remley          7,646,264                 594,653
         Richard C. Hoffman         7,635,164                 605,753

         Election of Class II Director for a one-year term:

                                      Votes                    Votes
                                       for                   Withheld
         Joel J. Karp               7,650,231                 590,686

All Class III Directors continue as previously reported.

(2)      Proposal to approve amended and restated Nonqualified Stock Option
         Plan.

                  Votes for:                         4,247,785
                  Votes against:                       690,402
                  Votes withheld:                       45,582
                  Broker Non-Vote:                   3,257,148

(3)      Proposal to approve the 1990 Executive Stock Purchase Plan.

                  Votes for:                         4,197,920
                  Votes against:                       739,559
                  Votes withheld:                       46,290
                  Broker Non-Vote:                   3,257,148


(4) Proposal to approve ratification of Ernst & Young, LLP as independent auditors for the fiscal year ending October 31, 1997.

                  Votes for:                         8,220,661
                  Votes against:                        13,655
                  Votes withheld:                        6,601

Item 6.  Exhibits and Reports on Form 8-K:

     (a) Exhibits

         Exhibits to this report are listed in the accompanying index to exhibits.

     (b) Reports on Form 8-K

         No reports on Form 8-K were filed during the quarter ended May 2, 1997.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              TEXFI INDUSTRIES, INC.
                                   (Registrant)



Date: June 16, 1997            By: S/Dane L. Vincent
                                   -----------------------
                                   Dane L. Vincent
                                   Chief Financial Officer
                                   and Treasurer

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

4(d)(11) Waiver and Consent Agreement dated June 12, 1997 to the Credit
         Agreement dated as of March 15, 1996 among Registrant, as Borrower, certain Lenders referred to therein, NationsBank, N.A., as Agent, and NationsBanc Commercial Corporation, as Disbursing Agent.

*10(a)(1) Amended and Restated Nonqualified Stock Option Plan, as adopted by
         Registrant's Board of Directors on January 16, 1997 and approved March 11, 1997 at a meeting of Registrant's Stockholders filed as Exhibit 10(a)(1) to Registrant's Form 10-Q dated January 31, 1997.

*10(a)(2) Resolution amending the 1990 Executive Stock Purchase Plan, as adopted by Registrant's Board of Directors on January 16, 1997 and approved March 11, 1997 at a meeting of Registrant's Stockholders filed as
         Exhibit 10(a)(2)to Registrant's Form 10-Q dated January 31, 1997.

11       Computation of Earnings Per Share

* Incorporated by reference to previous filing.