Form 10-Q
period 1997-08-01
TEXFI INDUSTRIES INC
filed 1997-09-15
CIK 97579

FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended August 1, 1997

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


                  Number of shares of Common Stock outstanding
                       at September 15, 1997 - 8,841,696


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

                          QUARTERLY REPORT ON FORM 10-Q
                      FOR THE QUARTER ENDED AUGUST 1, 1997

                         PART I - FINANCIAL INFORMATION


Item 1.  Consolidated Financial Statements

         Texfi Industries, Inc. (the Company") has prepared the consolidated financial statements included herein, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. The consolidated balance sheet as of November 1, 1996 has been taken from the audited financial statements as of that date. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company's latest Annual Report on Form 10-K.

         The consolidated financial statements included herein reflect all adjustments (none of which are other than normal recurring accruals) which are, in the opinion of management, necessary for a fair presentation of the information included. Operating results for the thirteen-week and thirty-nine week periods ended August 1, 1997 are not necessarily indicative of the results that may be expected for the year ended October 31, 1997. The following consolidated financial statements are included:

         Consolidated Statements of Income for the thirteen weeks and thirty-nine weeks ended August 1, 1997 and August 2, 1996

         Consolidated Balance Sheets as of August 1, 1997 and November 1, 1996

         Consolidated Statements of Cash Flows for the thirteen weeks and thirty-nine weeks ended August 1, 1997 and August 2, 1996

         Condensed Notes to Consolidated Financial Statements

                             TEXFI INDUSTRIES, INC.

                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                      (in thousands, except per share data)




                                        THIRTEEN WEEKS ENDED    THIRTY-NINE WEEKS ENDED
                                        AUGUST 1,   August 2,    AUGUST 1,   August 2,
                                          1997        1996         1997        1996
                                       ----------  ----------   ----------  ---------

NET SALES ...........................  $   54,158  $   50,459   $  156,927  $  138,794
                                       ----------  ----------   ----------  ----------

COST AND EXPENSES:
   Cost of goods sold ...............      47,841      43,472      135,887     120,227
   Selling, general and
         administrative  ............       4,013       3,784       11,464       9,676
                                        ----------  ----------   ----------   ---------
      Total .........................      51,854      47,256      147,351     129,903
                                       ----------  ----------   ----------   ---------

OPERATING INCOME.....................       2,304       3,203        9,576       8,891
                                       ----------  ----------   ----------   ---------

OTHER EXPENSE (INCOME):
   Interest .........................       2,581       2,567        7,804       7,683
   Equity in loss of unconsolidated
         subsidiary .................         423          --          982        --
   Other, net .......................         --            1          (95)        (20)
                                       ----------  ----------   ----------  ----------
      Total .........................       3,004       2,568        8,691       7,663
                                       ----------  ----------   ----------  ----------

NET (LOSS) INCOME FROM CONTINUING
OPERATIONS BEFORE INCOME TAXES.......        (700)        635          885       1,228

Benefit from Income Taxes ...........         (32)        --           --         --
                                       ----------   ----------  ----------- -----------

NET (LOSS) INCOME BEFORE
DISCONTINUED OPERATIONS .............        (668)        635          885       1,228

DISCONTINUED OPERATIONS:
   Loss from operations of discontinued
   operations........................        --        (1,817)        --        (2,893)
   Loss from disposal of discontinued
   operations........................        --           (75)        --          (150)
                                       ----------  ----------   ----------  ----------
      Total..........................        --        (1,892)        --        (3,043)
                                       ----------  ----------   ----------  ----------

NET (LOSS) INCOME ...................  $     (668) $   (1,257)  $      885   $  (1,815)
                                       ==========  ==========   ==========   =========

NET (LOSS) INCOME PER SHARE:
   Net (loss) income from continuing
      operations ....................      $ (.07)  $     .07        $ .10      $  .14
   Loss from discontinued
      operations ....................        --          (.21)         --         (.35)
                                       ----------   ---------    ---------   ---------
   Net (loss)income .................       $(.07)  $    (.14)       $ .10      $ (.21)
                                       ==========   =========    =========   =========


See Notes to Consolidated Financial Statements on page 6.

                             TEXFI INDUSTRIES, INC.

                           CONSOLIDATED BALANCE SHEETS
                                 (in thousands)



                                           (UNAUDITED)
                                            AUGUST 1,       November 1,
                                              1997             1996
                                            ----------      -----------
ASSETS
CURRENT ASSETS:
  Cash and cash equivalents ..............  $    757            418
  Receivables:
     Due from factor......................    39,361         40,885
     Trade ...............................     5,126          3,555
     Other ...............................       383            130
  Inventories ............................    21,846         22,179
  Prepaid expenses........................     1,605          1,301
                                           ---------       --------
     Total................................    69,078         68,468

PROPERTY, PLANT AND EQUIPMENT - NET ......    30,777         30,223

PROPERTY, PLANT AND EQUIPMENT HELD FOR

   DISPOSAL - NET ........................     8,291         13,461

INVESTMENT IN UNCONSOLIDATED

   SUBSIDIARY ............................     1,531             87

OTHER ASSETS .............................     1,408          1,951
                                            --------      ---------

                                            $111,085      $ 114,190
                                            ========      =========

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES:
   Current maturities of long-term debt ... $  6,662      $   6,563
   Current maturities of sub. debt ........    3,183          3,537
   Accounts payable .......................   29,636         22,182
   Other liabilities ......................    2,865          8,625
                                            --------       --------
      Total................................   42,346         40,907

REVOLVING CREDIT LOAN......................   41,203         38,967

LONG-TERM DEBT ............................    2,325          9,952

SUBORDINATED DEBENTURES ...................   36,841         36,943

OTHER LONG-TERM OBLIGATIONS ...............      205            562

COMMON STOCKHOLDERS' EQUITY (DEFICIT):
  Common stock, $1.00 par value ..........     8,842          8,735
  Additional paid-in capital .............    25,499         25,186
  Accumulated deficit ....................   (46,176)       (47,062)
                                            --------       --------
      Total...............................   (11,835)       (13,141)
                                            --------       --------
                                            $111,085       $114,190



See Notes to Consolidated Financial Statements on page 6.

                             TEXFI INDUSTRIES, INC.

                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                 (in thousands)



                                            THIRTEEN WEEKS ENDED        THIRTY-NINE WEEKS ENDED
                                             AUGUST 1,   August 2,    AUGUST 1,         August 2,
                                               1997        1996         1997              1996
                                             ---------    ---------    --------          ------
OPERATING ACTIVITIES
Net (loss) income ....................     $   (668)    $ (1,257)  $    885            $ (1,815)
Adjustments to reconcile net (loss)
income to net cash provided by (used in)
operating activities:
         Equity in loss of unconsolidated
             Subsidiary .................       423          --         982                 --
      Depreciation & amortization ....        1,324        2,127      3,873               6,280
      Provision for losses on accounts
      receivable.......................          30          392        163                 830
      Loss on sale of property, plant
      and equipment....................          --           (1)       (81)                  4
Changes in operating assets and liabilities:
      Accounts receivable .............       1,007       (2,227)      (463)            (38,862)
      Inventories .....................       1,578        2,171        333                 539
      Prepaid and other assets ........         452          141       (113)                --
      Accounts payables and accrued
      liabilities .....................      (1,049)        (311)     1,337              (2,754)
                                           --------       --------   -------            --------
NET CASH PROVIDED BY (USED IN)
      OPERATING ACTIVITIES                    3,097        1,035      6,916              (35,778)

INVESTING ACTIVITIES
Purchases of property, plant and
 equipment ............................      (1,747)      (1,710)    (7,973)              (5,972)
Proceeds from sale-lease back of
 property, plant and equipment.........       2,446          142      6,657                1,245
Proceeds from sale of property, plant
 and equipment.........................         461        1,491      2,721                2,351
                                           --------      -------    -------              -------
NET CASH PROVIDED BY (USED IN)
      INVESTING ACTIVITIES                    1,160          (77)     1,405               (2,376)
FINANCING ACTIVITIES
Proceeds from long-term debt borrowing.         --          --          --                19,000
Net (repayments)proceeds from Revolver
 Debt borrowings.......................      (1,431)         912      2,236               40,783
Payments on long-term debt obligations.      (3,105)      (1,699)    (7,528)             (21,129)
Investment in unconsolidated subsidiary      (1,108)        --       (2,426)                 --
Payments for repurchase of subordinated
 debentures ...........................         (10)        --         (456)                (244)
Capitalized loan costs.................        (112)        (107)      (229)                (803)
Proceeds from employee stock plans ....         --          --          421                  201
                                            -------       -------    -------              ------

NET CASH (USED IN) PROVIDED BY
FINANCING ACTIVITIES                         (5,766)        (894)    (7,982)              37,808
                                            -------      -------    -------               ------
(DECREASE) INCREASE IN CASH AND CASH
      EQUIVALENTS                            (1,509)          64        339                 (346)

Cash and cash equivalents
 at beginning of period ................      2,266          337        418                  747
                                           --------     --------    -------            ---------

CASH AND CASH EQUIVALENTS
      AT END OF PERIOD                     $    757     $    401    $   757            $     401
                                           ========     ========    =======    =========



See Notes to Consolidated Financial Statements on page 6.

                             TEXFI INDUSTRIES, INC.


              CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 AUGUST 1, 1997

1.  Details of certain balance sheet captions are as follows (in thousands):

                                              (UNAUDITED)
                                               AUGUST 1,   November 1,
                                                  1997        1996
          INVENTORIES:
  Finished goods .............................  $  7,098     $ 10,304
  Goods in process ...........................     7,731        8,765
  Raw materials ..............................     4,267        4,104
  Supplies ...................................     3,377        3,337
                                                --------     --------
       Total .................................    22,473       26,510
  Less reserves ..............................       627        4,331
                                                --------     --------
       Inventories-net........................  $ 21,846     $ 22,179
                                                ========     ========

PROPERTY, PLANT AND EQUIPMENT:
Land and land improvements ...................  $  2,547     $  2,358
Buildings ....................................    17,877       15,170
Machinery, equipment, etc. ...................    57,347       56,306
Construction in progress .....................     3,224        2,218
                                                --------     --------
         Total ...............................    80,995       76,052
Less accumulated depreciation ................    50,218       45,829
                                                --------      -------
         Property, plant and equipment, net...  $ 30,777     $ 30,223
                                                ========     ========

LONG-TERM DEBT:
  Term loan with variable interest of 9.02% at August 1, 1997 and 8.47% at
    November 1,1996, payable in equal monthly installments until balloon payment due
    September 1998...........................   $ 8,309   $ 15,367
  Term loans at 6.75%, payable in monthly
    installments plus interest through
    November 1998............................       678      1,148
                                                -------    -------
      Total .................................     8,987     16,515
  Less current maturities ...................     6,662      6,563
                                                -------    -------
      Due after one year ....................   $ 2,325    $ 9,952
                                                =======    =======

1.  Continued

                                          AUGUST 1,    November 1,
                                             1997        1996
SUBORDINATED DEBENTURES:
Senior Subordinated Debentures,
 8 3/4% due August 1, 1999............   $  34,410    $ 34,420
Subordinated Extendible Debentures,
 11%, due April 1, 2000
 (Series C)...........................       2,431       2,523
Convertible Senior Subordinated
 Debentures, 11-1/4% due October
 1, 1997 .............................       3,183       3,537
                                         ---------    --------
         Total .......................      40,024      40,480
Less current maturities...............       3,183       3,537
                                          --------    --------
         Due after one year...........    $ 36,841    $ 36,943
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

3. At August 1, 1997 shares of common stock were reserved for possible issuance as follows:

 Conversion of 11-1/4% Convertible Senior
 Subordinated Debentures ........................       475,783
 Stock options ..................................       858,099
 Stock options granted to an entity owned by
 certain Company officers........................       600,000
 1990 Executive Stock Purchase Plan .............       283,992
 Directors' Deferred Stock Compensation Plan ....        57,153
                                                      ---------
         Total ..................................     2,275,027
                                                      =========

4. The consolidated statement of operations for the thirteen and thirty-nine weeks ended August 2, 1996 has been restated to reflect the manufacturing operations of the Company's Kingstree Knit Apparel division as discontinued operations.

Item 2.  Management's Discussion and Analysis of Financial

         Condition and Results of Operations

RESULTS OF OPERATIONS:

         Net sales for the thirteen weeks ended August 1, 1997 increased to $54,158,000 as compared to $50,459,000 for the thirteen weeks ended August 2, 1996. This $3,699,000 (7.3%) increase resulted from increased sales at the Company's Texfi Blends division ("Texfi Blends")($4,863,000), which were partially offset by decreased sales at the Company's Narrow Fabrics division ("Narrow Fabrics") ($1,164,000). Year-to-date net sales for 1997 totaling $156,927,000 increased $18,133,000 (13.1%) when compared to sales of $138,794,000 for the same thirty-nine week period in fiscal 1996. This increase reflects increased sales of $20,600,000 at Texfi Blends, which was offset partially by decreases in Narrow Fabrics' sales of $2,500,000. Third quarter and year-to-date increased sales by Texfi Blends were attributable to higher demand and shipments for many of this division's synthetic fabrics which are sold to apparel and specialty markets. Decreases in Narrow Fabrics' sales resulted from closure of the Company's woven narrow fabrics facility on November 1, 1996 which offset gains in sales of knitted elastic fabrics totaling $1,500,000 and $3,400,000 for the thirteen and thirty-nine weeks in fiscal 1997, respectively, when compared to 1996 results.

         For the comparable thirteen-week period, cost of goods sold, as a percentage of net sales, increased from 86.1% in 1996 to 88.3% in 1997. For the comparable thirty-nine week periods in 1997 and 1996, cost of goods sold as a percentage of net sales remained constant at 86.6%. During 1997, Texfi Blends experienced lower margins, primarily a result of higher labor costs associated with the installation of $18,000,000 of new equipment, the resulting need to train associates to operate this equipment, and manufacturing inefficiencies created by increasing production rates to maximum levels in order to meet higher customer demand. There were, however, improvements during 1997 at Narrow Fabrics as a result of closing the woven elastic operations and a better mix of higher margin knitted elastic products sold.

         Selling, general and administrative expenses ("SG&A") decreased from 7.5% to 7.4% as a percentage of net sales for the thirteen weeks ended August 1, 1997 when compared to same period a year ago and increased from 7.0% to 7.3% for the comparable thirty-nine week periods. The year-to-date increase, as a percentage of net sales, is primarily due to greater distribution costs in order to accommodate the increased sales volume as well as costs incurred to expand into new markets.

         Interest expense increased $14,000 (0.6%) from $2,567,000 during the third thirteen-week period in 1996 to $2,581,000 in 1997. For the comparable thirty-nine week periods, interest expense increased $121,000 (1.6%) from $7,683,000 to $7,804,000. These increases resulted from higher floating rates on debt outstanding which offset principal reductions made since the third quarter of 1996.

         The equity in loss of unconsolidated subsidiary of $423,000 in the third fiscal quarter and $982,000 for the first thirty-nine weeks of 1997 represents the Company's share of costs related to the startup of RIVAL, LLC. RIVAL, LLC., which is jointly owned by the Company and NHL Enterprises, was created to market and source a branded line of hockey-related apparel.

FINANCIAL CONDITION:

         At August 1, 1997, working capital equaled $26.7 million, a decrease of $900,000 from November 1, 1996. This decrease in working capital is due primarily to the increase in accounts payable and other liabilities ($1.7 million) and decrease in inventories ($333,000) which were not entirely offset by increases in accounts receivable ($300,000), prepaid expenses ($304,000), and cash and cash equivalents ($339,000) and a decrease in current maturities ($255,000).

         During the first thirty-nine weeks of 1997, operating activities generated net cash of $6.9 million. This cash was generated as a result of net income of $885,000, the equity in loss of unconsolidated subsidiary of $982,000, depreciation and amortization of $3.9 million, along with increases in accounts payables and accrued liabilities of $1.3 million and decreases in inventories of $333,000 which more than offset increases in accounts receivable of $300,000 and prepaid and other assets of $113,000. Net cash flow provided by operations of $6.9 million, $2.7 million in proceeds from the sale of property, plant and equipment of discontinued operations, $6.7 million from the sale-lease back of property, plant and equipment, net proceeds from the revolving line of credit of $2.2 million and cash on hand provided funds to repay long-term debt and debentures of $8.0 million, purchase property, plant and equipment totaling $8.0 million, and invest $2.4 million in the unconsolidated subsidiary.

         On March 15, 1996, the Company entered into a $74.0 million credit facility (subsequently amended to $71.0 million), of which $54.7 million was initially utilized. Net proceeds from the credit facility were applied toward the previously existing term loans and outstanding factor advances. The new facility consisted of a $19.0 million term loan, payable in 29 equal monthly installments with a balloon payment in September 1998, and a revolving credit line which, as amended, cannot exceed $52.0 million during the life of the facility. The revolving credit line, which expires on the same date as the term loan's final maturity, replaced the Company's factor advance arrangements. As of August 1, 1997, funds available under the revolving credit line, which represents the difference between the borrowing base as defined by the facility agreement and the revolving credit line outstanding, approximated $5.8 million. The credit facility is secured by substantially all of the Company's assets. The credit facility currently provides for the Company to elect interest rates based upon a LIBOR or prime interest rate plus applicable margin. The applicable margin is adjusted each fiscal year based upon the Company's leverage ratio as defined in the credit facility. In addition, the Company may elect interest periods of 30, 60, 90 or 180 days.

         The facility places limitations on the Company's rental expense, additional indebtedness, acquisitions, capital expenditures, payment of subordinated debentures, and sale or disposal of assets. The Company is required to maintain a minimum net worth and comply with certain financial ratios, including current ratio, coverage ratio, and leverage ratio, each as defined by the facility. This facility has been periodically amended to ease the restrictive covenants therein so that the Company would remain in compliance with all covenant requirements and effect certain other changes. As of August 1, 1997, the Company was in compliance with all of the facility's financial covenants.

         The Company had $3.2 million of 11-1/4% Convertible Senior Subordinated Debentures outstanding as of August 1, 1997. These debentures, which are convertible to common stock at the option of the debenture holders for $6.69 per share, mature on October 1, 1997 and are classified as a current liability.

         As of August 1, 1997 the Company has approximately $2.4 million of its Series C Debentures outstanding. The annual interest rate of these debentures may be adjusted at the sole discretion of the Company on April 1st of each year until maturity in the year 2000. The Company set the Series C interest rate at 13.0% for the period April 1, 1997 through March 31, 1998. The Series C Debentures are redeemable on April 1st of each year, in whole or in part, at the option of the holder or the Company for the principal amount thereof plus accrued interest through the date of redemption.

         As of August 1, 1997, the Company had outstanding approximately $34.4 million of its Senior Subordinated Debentures due August 1, 1999 ("8-3/4% Debentures"). The 8-3/4% Debentures, which cannot be called prior to their maturity date, are unsecured obligations. These debentures contain covenants that place limitations on the use of proceeds from the disposal of assets and on the incurrence of additional indebtedness and senior indebtedness (as defined in the indenture governing the 8-3/4% Debentures (the "Indenture")) if such indebtedness would exceed stated ratios of capitalization and earnings after such incurrence. Under the most restrictive of these covenants, the Company may not incur additional indebtedness if, after giving effect to such incurrence, the aggregate amount of indebtedness of the Company would exceed 75% of the sum of all indebtedness and stockholders' (deficit) equity. The Company is currently prohibited by this covenant from incurring additional indebtedness other than advances under its revolving credit line and operating leases. This restriction on the incurrence of additional indebtedness was waived by debenture holders with respect to the new credit facility. As a condition to the waiver, the Company executed a Second Supplemental Indenture dated March 15, 1996 which provided that beginning on the last business day of September 1998 and continuing on the last business day of each month thereafter to and including June 1999, the Company will deposit with the Indenture's trustee $600,000 less an amount equal to 8-3/4% Debentures repurchased during the period prior to the monthly payment date. Total deposits, including interest earned thereon, are to be paid as principal and interest when the 8-3/4% Debentures are due.

         The Company plans to place into service $11.6 million of machinery and equipment during fiscal 1997. This equipment primarily will increase dyeing and finishing capacity as well as replace older weaving equipment with new looms in order to improve production speed, efficiency and product quality and to expand styling diversity. Management anticipates that $10.9 million of the $11.6 million of equipment will be placed into service through operating leases and thus not included in the Company's balance sheet. For the thirty-nine weeks ended August 1, 1997, $8.0 million had been expended on machinery and equipment purchases and $6.7 million received from proceeds of sale-lease back transactions related to this equipment.

         The Company has entered into nonbinding letters of intent to sell both its Narrow Fabrics operations and its Graham, North Carolina facility, an asset held for disposal. These two separate transactions are subject to certain conditions, including the execution of definitive purchase agreements and Board of Directors approval. The transactions, if consummated, are anticipated to close during the Company's fourth fiscal quarter and any net proceeds would be used by the Company to reduce its long-term debt and revolving credit line.

         Management believes cash flows from operations, funds available under the revolving credit line, and net proceeds from the disposal of assets held for disposal will provide the Company with sufficient sources of funds to meet its fiscal 1997 cash needs, and, assuming no significant deterioration in current market conditions or interest rates, for the foreseeable future.

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

     (b) Reports on Form 8-K

                  No reports on From 8-K were filed during the quarter
          ended   August  1, 1997.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              TEXFI INDUSTRIES, INC.
                                   (Registrant)



Date: September 15, 1997           By:S/Dane L. Vincent
                                      -----------------
                                   Dane L. Vincent
                                   Chief Financial Officer and
                                   Treasurer

                                   Principal Accounting Officer

                             TEXFI INDUSTRIES, INC.
                                INDEX TO EXHIBITS

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

*4(d)(11)         Waiver and Consent Agreement dated June 12, 1997 to the
                  Credit Agreement dated as of March 15, 1996 among Registrant, as Borrower, certain Lenders referred to therein, NationsBank, N.A., as Agent, and NationsBanc Commercial Corporation, as
                  Disbursing Agent, filed as Exhibit 4(d)(11) to Registrant's
                  Form 10-Q dated May 2, 1997.

4(d)(12) Fourth Amendment dated June 19, 1997 to the Credit Agreement dated as of March 15, 1996 among Registrant, as Borrower, certain Lenders referred to therein, NationsBank, N.A., as Agent, and NationsBanc Commercial Corporation, as Disbursing Agent.

10                Employment Agreement between Registrant and Andrew J.
                  Parise, Jr. dated April 1, 1997.

11                Computation of Earnings Per Share

* Incorporated by reference to previous filing.