Form 10-K
period 1997-10-31
TEXFI INDUSTRIES INC
filed 1998-02-06
CIK 97579

                                    FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

(Mark One)
     [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
For the fiscal year ended      October 31, 1997
                           ---------------------------

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
For the transition period from ____________ to ____________
Commission File Number    1-6797
                       -----------

                             TEXFI INDUSTRIES, INC.
               (Exact name of registrant as specified in charter)

           Delaware                                             56-0795032
--------------------------------                           -------------------
(State or other jurisdiction of                            (I.R.S. Employer
incorporation or organization)                             Identification No.)

5400 Glenwood Avenue, Suite 215, Raleigh, NC                      27612
--------------------------------------------                      -----
  (Address of principal executive offices)                      (ZIP Code)
Registrant's telephone number, including area code            (919) 783-4736

Securities registered pursuant to Section 12(b) of the Act:

                                                   NAME OF EACH EXCHANGE ON
     TITLE OF EACH CLASS                               WHICH REGISTERED
     -------------------                               ----------------
Common Stock, par value $1.00 per share          New York Stock Exchange, Inc.
---------------------------------------          -----------------------------
8-3/4% Senior Subordinated Debentures
due August 1, 1999                               New York Stock Exchange, Inc.
---------------------------------------          -----------------------------

Securities registered pursuant to Section 12(g) of the Act:   None
                                                            --------

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

Aggregate market value of voting stock held by persons other than officers, directors and related stockholders as of January 19, 1998: $26,813,583

Number of shares of Common Stock outstanding at January 19, 1998:  8,859,098.

Documents incorporated by reference:
         Portions of the definitive proxy statement for the Annual Meeting of Stockholders to be held on March 18, 1998 are Incorporated by Reference into
Part III.

PART I

Item 1.  Business.

     Texfi Industries, Inc. ("the Company") was incorporated in Delaware in 1963. The Company manufactures and markets a diverse line of textile products from a variety of raw materials, including natural and synthetic materials. The Company's offices are located at 5400 Glenwood Avenue, Suite 215, Raleigh, North Carolina 27612, telephone (919) 783-4736.

         The Company's 1997 operations included two divisions: Texfi Blends and Texfi Narrow Fabrics. The following discusses each of the Company's operating divisions and how it contributed to the Company's consolidated 1997 operating performance.

     The Texfi Blends division is the Company's largest division, operating four manufacturing facilities located in Rocky Mount, Fayetteville, and Haw River, North Carolina and Jefferson, Georgia, which provide an aggregate of 1,165,000 square feet of manufacturing facilities. The division's sales and marketing headquarters are in New York City, with branch offices or agents in other major cities throughout the United States and Europe.

         The Texfi Blends division contributed 90.9% of the Company's total net sales in 1997 by manufacturing products made from textured polyester, flame-retardant polyester, and blends of polyester, rayon, and wool. These products are sold worldwide to the menswear, womenswear and childrenswear apparel, uniform, home furnishings, and export markets.

         During 1997, the Texfi Narrow Fabrics division operated 115,000 square feet of manufacturing facilities in Asheboro, North Carolina. It maintained a sales office in Asheboro, North Carolina and agents in several United States cities. Texfi Narrow Fabrics contributed 9.1% of the Company's total net sales in 1997 by manufacturing products from polyester, nylon and rubber which are sold domestically to the intimate apparel, insert apparel, medical and automotive markets. On November 1, 1996, the Company decided to restructure its narrow fabrics operations. The first step in the restructuring plan was to close the Narrow Fabrics division's woven narrow fabrics facility in Graham, North Carolina and consolidate the remaining Narrow Fabrics division assets into its knitted narrow fabrics Asheboro, North Carolina facility. As a result, the Company recorded an initial $3.3 million restructuring charge during 1996 which consisted of a $2.0 million and $500,000 write-down of property, plant and equipment and inventory, respectively, to their net realizable value and $800,000 in other various restructuring costs. During 1997, the Company proceeded to liquidate a majority of the Graham facility assets and decided to place for sale its remaining knitted narrow fabrics business. On October 3, 1997, the Company sold its knitted narrow fabrics business, excluding trade and factor accounts receivable, for $7.7 million, which generated a gain of $3.8 million. Also during the fourth quarter of 1997, the Company recorded an additional $3.3 million in restructuring charges to further write-down the remaining assets related to the Graham facility including a $3.0 million write-down of property, plant and equipment to its net realizable value. As of October 31, 1997, the Company had approximately $1.6 million of assets remaining for sale related to its woven narrow fabrics operations of which $1.4 million were sold subsequent to year-end.

         During 1996, the Company decided to discontinue the operations at its Kingstree Knit Apparel division. During the fourth quarter of 1997, the Company liquidated the remaining inventory related to this division and recorded a loss from discontinued operations of $1.0 million after reserves. As of October 31, 1997, the Company has approximately $1.7 million of Kingstree Knit Apparel division assets held for disposal.

         The Company reported a 1997 equity in loss of joint venture of $1.6 million representing its share of costs related to the startup of Rival Sport, LLC ("Rival"). Rival, a joint venture between the Company and NHL Enterprises, was created in February 1997 to market and source a branded line of hockey-related apparel. On December 18, 1997, the Company sold its investment in Rival to Clarendon Holdings, LLC ("Clarendon"), an affiliate of certain executive officers of the Company. In exchange for the Company's 50% ownership interest, it received a secured $4.5 million single balloon payment note due December 15, 2007, which bears interest annually of 5%. The note provides for mandatory prepayment(s) when Clarendon receives a cash distribution(s) from Rival pursuant to the terms of the operating agreement between Clarendon and NHL Enterprises or in the event Clarendon declares bankruptcy or fails to make a payment when due under the note. The Company's note represents its net investment in Rival on the date of sale. While the sale does not immediately provide cash to the Company, it eliminates the Company's obligation to invest additional cash in this startup joint venture in the future. During 1997, the Company invested $4.9 million in Rival.


                                 PRODUCT GROUPS

         The Company manufactures two basic product groups:

                  * woven finished fabrics for the apparel, home furnishings and export markets and
                  * narrow knitted and woven fabrics for the intimate apparel and insert apparel markets, as well as automotive accessories and medical applications. The Company ceased manufacture of these products in conjunction with the sale of its knitted narrow fabrics facility in Asheboro, North Carolina.

         The approximate percentage of total revenue contributed by each of the Company's product groups is as follows:

                                            1997          1996         1995
                                            ----          ----         ----

Woven finished fabrics                      90.9          87.5          83.8
Narrow fabrics                               9.1          12.5          16.2
                                           -----         -----         -----
                                           100.0         100.0         100.0
                                           =====         =====         =====


                                   SEASONALITY

         During 1997 and 1996, the Company's business exhibited seasonality, primarily due to temporary plant shutdowns during the Christmas/New Year's holiday season. As a result, sales have been and are expected to be lower during the first quarter of the fiscal year while working capital requirements increase in anticipation of higher second quarter sales. Working capital is comprised chiefly of inventories and accounts receivable. Inventories are reported at the lower of cost or market value with cost being determined primarily by the first-in, first-out method. Market value is based on replacement cost or net realizable value, as appropriate. The majority of accounts receivable are due from certain financial institutions with which the Company has entered into factoring agreements.

                                     BACKLOG

     At October 31, 1997, the Company had a $43,776,000 backlog of orders believed to be firm, as compared to a $56,755,000 backlog at November 1, 1996. The decrease is attributable to the sale of the remaining Narrow Fabrics business. The comparative backlog for the Company's ongoing operations decreased from $53,683,000 as of the end of the 1996 fiscal year. The current backlog of orders is expected to be filled prior to the end of fiscal 1998.

                                    CUSTOMERS

     In fiscal 1997, the Company's products were sold to more than 1,000 customers, which were primarily domestic manufacturers of apparel and home furnishings, as well as medical suppliers and retailers. Sales to the 10 largest customers represented approximately 30.5% of total sales, but no one customer accounted for more than 5% of total sales. The Company does not believe that the loss of any one of its customers would have a material adverse effect on the Company.

                                    MARKETING

     The Company's products are sold through a sales force of 15 full-time, salaried account executives and 16 independent, commissioned sales representatives who may sell products of other manufacturers, including some competitors of the Company. The Company maintains sales offices in New York City and Charlotte, North Carolina. The Company's production is determined in large part by customer contracts that are received by its sales force. As part of its marketing effort, the Company continually works to develop new products and processes and improve existing products and processes, but expenditures for these activities are not financially identifiable.

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

                                    EMPLOYEES

     As of October 31, 1997, the Company had approximately 1,500 employees with whom it considers its relationship to be good.

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

                                YEAR 2000 IMPACT

         A majority of the Company's older computer programs have either recently been or are in the process of being replaced as part of its multi-year capital improvement plan. The new programs are year 2000 certified. In addition, the Company has initiated a review of all remaining systems to modify and replace portions of older software in order that all computer systems will function properly with respect to dates in the year 2000 and thereafter. Some of the older programs were written using two-digits rather than four to define a year. As a result, these programs have time-sensitive software which would recognize a date of "00" as 1900 rather than 2000. Failure to correct these programs could cause a system failure or miscalculation and disrupt operations or inhibit the Company's ability to conduct normal business activities. The project to review and correct all programs is estimated to be completed by the middle of 1999, prior to any anticipated impact on its operating systems. The Company believes that with modification to existing software and conversions to new software, the Year 2000 issue will not pose significant operational problems for its computer systems. The costs of the project are not expected to be significant.

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


Item 2.  Properties.

     The following table sets forth the location and general character of the principal operating facilities of the Company, which contain approximately 1,165,000 square feet of floor space. All of these Company owned plants are in good operating condition. The plants operate three full eight-hour shifts per workday on a five-, six- or seven-day-per-week basis, depending upon market conditions and customer needs. The Company believes that its facilities are suitable for their present use and that it has adequate production capacity to support anticipated sales growth for fiscal 1998.

Location of Plant                   Purpose                         Square Feet
-----------------                   -------                         -----------


Rocky Mount, NC            Weaving, dyeing and finishing               448,000
                           of synthetic and blended fabrics


Fayetteville, NC           Weaving, dyeing and finishing of            218,000
                           polyester fabrics


Haw River, NC              Dyeing and finishing of polyester           320,000
                           fabrics

Jefferson, GA              Yarn spinning and weaving                   179,000

Pursuant to a Credit Agreement dated as of March 15, 1996, as subsequently amended on December 19, 1997, the Company granted to BankBoston, N.A., as Agent a first lien on all of the above properties in order to secure the Company's obligations thereunder.

Item 3.  Legal Proceedings.

         The Company is a party as plaintiff or defendant to various legal actions that arose during the normal course of business. In the opinion of management, final disposition of these actions will not have a material effect on the Company's financial condition and results of operations.

Item 4.  Submission of Matters to a Vote of Security Holders.

     Not applicable.

Item 4A.  Executive Officers of the Registrant.


                                    All Positions and Offices with
Name                       Age      the Registrant Presently Held
----                       ---      -----------------------------
Richard L. Kramer          48       Chairman of the Board of Directors
William L. Remley          47       Chief Executive Officer, Vice Chairman
                                    of the Board of Directors
Andrew J. Parise, Jr.      50       President, Chief Operating Officer, and Director
Dane L. Vincent            41       Chief Financial Officer, Vice President, Finance
                                    Treasurer
Gerald A. Rubinfeld        52       President, Texfi Blends division
H. Evans Stembridge        38       Executive Vice President, Operations
Tim L. Courtney            58       Vice President, Administration
Thomas M. Gilreath         55       Corporate Controller, Assistant Secretary

         Mr. Richard L. Kramer was appointed Chairman of the Board of Directors on November 1, 1994. He had previously served as Vice Chairman of the Board of Directors since May 24, 1994. Mr. Kramer is Chairman of Mentmore Holdings Corporation, Chairman of Sunderland Industrial Holdings Corp., Chairman of Republic Properties Corporation, Chairman of CPT Holdings, Inc., Chairman of Weldotron Corp., Chairman of Orion Acquisition Corp. II, Chairman of Stellex Industries, Inc. and Chairman of Precise Technology, Inc.

         Mr. William L. Remley was appointed Chief Executive Officer and Vice Chairman of the Board of Directors on November 1, 1994. He has served as a Director since May 24, 1994. Mr. Remley is President of Mentmore Holdings Corporation, President of CPT Holdings, Inc., President of Sunderland Industrial Holdings Corp., Director of Republic Properties Corporation, President of Weldotron Corporation, President of Orion Acquisition Corp. II, President and CEO of Stellex Industries, Inc., and Vice-Chairman, Treasurer, and Director of Precise Technology, Inc.

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

         Mr. H. Evans Stembridge joined the Company as Executive Vice President of Operations in June 1997. Mr. Stembridge had over sixteen years of experience with Spartan Mills, Reeves Industries, and The Bibb Company prior to his current position with the Company.

         Mr. Tim L. Courtney was appointed Vice President of Administration in 1994. He joined the Company's Lively Knits Division (since disbanded) in 1966 and served in a variety of positions with the Company, including Director of Fiber and Yarn Procurement and VP of Marketing Services for the Blends Division.

         Mr. Thomas M. Gilreath was appointed Corporate Controller and Assistant Secretary in 1994. He joined the Company in 1986 after spending more than 20 years in a variety of accounting positions with the Crompton Company and with the Bigelow Sanford Carpet Company. Prior to his current position, Mr. Gilreath was Vice President/Corporate Controller at the Texfi Blends Division.

Item 4(b).  Other Information

         Not applicable.

PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters.

         The Registrant's Common Stock is traded on the New York Stock Exchange. The approximate number of holders of record as of January 19, 1998 was 944.

         The following table sets forth the high and low sales prices for the Common Stock on the NYSE composite tape for the period indicated.

                                                         Quarter
                                            -------------------------------
                                            First   Second    Third  Fourth
                                            -----   ------    -----  ------

          1997 Fiscal Year:
            High                            3-1/4   4-5/8     4-3/4  5-3/8
            Low                             2-3/8   3-1/8     3-1/2  3-3/16


          1996 Fiscal Year:
            High                            3-1/4     3       3-3/8  3
            Low                             2-1/2     2-1/2   2-1/4  2-1/4



         The Company did not pay dividends on its Common Stock in either fiscal 1997 or 1996 and does not intend to do so in the foreseeable future.

Item 6.  Selected Financial Data

FIVE-YEAR REVIEW OF PERFORMANCE
(Dollar amounts in thousands except per share data and the number of employees)



                                    1997        1996         1995*        1994*        1993
                                    ----        ----         -----        -----        ----
Summary of Operations
Net Sales ....................   $ 207,400    $ 192,150    $ 185,685    $ 162,301    $ 237,265
                                 ---------    ---------    ---------    ---------    ---------
Cost and expenses:
  Cost of goods sold .........     179,449      166,173      162,642      146,477      212,633
  Selling, general and
    administrative ...........      15,541       13,897       11,843        9,300       16,328
  Restructuring(income)charge         (491)       3,257         --           --           --
  Interest ...................      10,297       10,254       11,994       10,656       10,190
  Equity in loss of joint
     venture .................       1,603         --           --           --           --
Other (income) expense .......        (138)          (7)         (60)      (1,548)       2,000
                                 ---------    ---------    ---------    ---------    ---------
      Total cost and expenses      206,261      193,574      186,419      164,885      241,151
                                 ---------    ---------    ---------    ---------    ---------
Income (loss) before
    discontinued operations ..       1,139       (1,424)        (734)      (2,584)      (3,886)
Discontinued operations;
      Loss from operations ...        --         (5,162)        (855)      (5,767)      (3,244)
      Loss on disposal .......        (990)     (10,993)     (15,325)        --         (1,353)
                                 ---------    ---------    ---------    ---------    ---------
  Net income (loss) ..........         149      (17,579)     (16,914)      (8,351)      (8,483)
                                 =========    =========    =========    =========    =========
  Redeemable preferred stock:
    Dividends paid ...........        --           --           --           --           (555)
  Net income (loss) available
    for common shareholders ..   $     149    $ (17,579)   $ (16,914)   $  (8,351)   $  (9,038)
  Net income (loss) from
    continuing operations
    per share ................   $     .13    $    (.16)   $    (.09)   $     ( .32) $    (.58)
                                 =========    =========    =========    =========    =========
  Net income (loss) per share    $     .02    $   (2.02)   $   (1.96)   $     (1.03) $   (1.18)
                                 =========    =========    =========    =========    =========
--------------------------------------------------------------------------------------------------
Cash Flow Data
Capital expenditures .........   $   9,099    $   9,315    $   2,966    $   3,333    $  10,054
Depreciation .................       5,079        7,412        8,182        9,441        8,693
Cost of equipment placed in
  service under operating
  leases .....................       7,690        5,025        2,965         --           --
--------------------------------------------------------------------------------------------------
Financial Position at Year End
Receivables ..................   $  40,795    $  44,570      $ 9,173    $  10,350    $  17,138
Inventories ..................      19,914       22,179       28,092       42,131       38,908
Current assets ...............      63,498       68,468       40,089       56,184       60,930
Property, plant & equipment,
  net ........................      28,254       30,223       50,514       75,945       82,211
Total assets .................     100,067      114,190       96,045      137,180      149,660
Current liabilities ..........      37,362       40,907       37,408       44,013       44,310
Revolving credit line ........      33,919       38,967         --           --           --
Long-term debt ...............       5,500        9,952       12,471       25,015       32,968
Subordinated debentures ......      35,631       36,943       40,724       45,127       45,187
Other long-term obligations ..         175          562        1,205        1,842        2,652
Shareholders'(deficit) equity      (12,520)     (13,141)       4,237       21,183       24,543
Working capital ..............      26,136       27,561        2,681       12,171       16,620
--------------------------------------------------------------------------------------------------
Other Data
Number of employees ..........       1,559        2,201        3,221        4,399        4,404

Book Value Per Share .........   $   (1.41)   $   (1.50)   $    0.49    $    2.45      $  3.19

Common Stock Price Range:
High .........................   $   5.375    $   3.375    $   3.375    $   5.125      $  9.000
Low ..........................       2.375        2.250        2.375        2.750         3.755
--------------------------------------------------------------------------------------------------

 *Certain amounts in the 1995 and 1994 financial statements have been restated to reflect the discontinued operations. Refer to Note 13, Discontinued Operations, included in the Notes to Consolidated Financial Statements for the Year Ended October 31, 1997.

 For the years presented, there were no dividends paid to common stockholders.

Item 7.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
OF OPERATIONS AND FINANCIAL CONDITION

RESULTS OF OPERATIONS

Fiscal Year 1997 Compared with Fiscal Year 1996

         Net sales from continuing operations for 1997 increased to $207.4 million from $192.2 million, an increase of $15.2 million or 7.9%. This increase resulted from $20.3 million, or 12.1%, higher sales at the Company's Blends division which more than offset a $5.1 million, or 21.1%, decline at its Narrow Fabrics division. The increase at the Blends division was attributable to higher demand and shipments of synthetic fabrics, which are sold to apparel and specialty markets. The decrease at the Narrow Fabrics division resulted from closure of the woven narrow fabrics facility on November 1, 1996 which offset the increase in sales of knitted narrow fabrics totaling $3.2 million when compared to 1996.

         Cost of goods sold ("CGS") as a percentage of net sales from continuing operations for fiscal 1997 remained consistent at 86.5% when compared to 1996. In 1997, increased operating costs at the Company's Blends division of approximately $3.4 million were completely offset by decreased operating costs at the Narrow Fabrics division. The increase at the Blends division resulted from higher labor costs associated with installing new equipment; training associates to operate this equipment; and manufacturing inefficiencies created by increasing production rates to maximum levels in order to satisfy higher customer demand. The decrease at the Narrow Fabrics division resulted from closing the woven narrow fabrics facility at the end of 1996 and a better mix of higher margin knitted narrow fabrics sold during 1997.

         Selling, general and administrative expenses ("SG&A") as a percentage of net sales from continuing operations rose to 7.5% in 1997 from 7.2% in 1996. This increase was attributable to increased distribution costs within the Blends division in order to accommodate the increased sales volume; costs incurred to expand into new markets; and higher management fees paid to Mentmore Holdings Corporation, an entity affiliated with certain executive officers of the Company.

         On November 1, 1996, the Company decided to restructure its narrow fabrics operations. The first step in the restructuring plan was to close the Narrow Fabrics division's woven narrow fabrics facility in Graham, North Carolina and consolidate the remaining Narrow Fabrics division assets into its knitted narrow fabrics Asheboro, North Carolina facility. As a result, the Company recorded an initial $3.3 million restructuring charge during 1996 which primarily consisted of a $2.0 million and $500,000 write-down of property, plant and equipment and inventory, respectively, to their net realizable value and $800,000 in other various restructuring costs. During fiscal 1997, the Company proceeded to liquidate a majority of the Graham facility assets and decided to place for sale its remaining knitted narrow fabrics business. On October 3, 1997, the Company sold its knitted Narrow Fabrics business, excluding trade and factor accounts receivable, for $7.7 million, which generated a gain of $3.8 million. Also during the fourth quarter of 1997, the Company recorded an additional $3.3 million in restructuring charges to further write-down the remaining assets related to the Graham facility including a $3.0 million write-down of property, plant and equipment to net realizable value. As of October 31, 1997, the Company had approximately $1.6 million of assets remaining for sale related to its knitted narrow fabrics operations of which $1.4 million was sold subsequent to year-end.

         Sales for the Narrow Fabrics division were $18.9 million and $24.0 million for 1997 and 1996, respectively. This division reported net income of $1.9 million in 1997 and a net loss of $869,000 in 1996, before restructuring income (charge) of $491,000 and ($3.3 million), respectively.

         Interest expense increased by $43,000 to $10.3 million in 1997. Increased borrowing rates on the Company's revolving and term loan facility more than offset the reduction in interest expense attributable to the $14.7 million decrease in total indebtedness.

         The equity in loss of joint venture of $1.6 million for 1997 represents the Company's share of costs related to the startup of Rival Sport, LLC ("Rival"). Rival, a joint venture between the Company and NHL Enterprises, was created in February 1997 to market and source a branded line of hockey-related apparel.

         During 1996, the Company incurred charges totaling $16.2 million to discontinue certain operations. This charge included a $10.0 million loss on the disposal of the Kingstree Knit Apparel division assets including a $3.6 million write-down of inventory; a $1.9 million write-down of property, plant and equipment; a $1.9 million write-off of goodwill; an $800,000 reserve for the liquidation of accounts receivable; and $1.8 million in other various costs, primarily to run out operations, distribute severance pay, and cancel lease obligations. During the fourth quarter of 1997, the Company liquidated the remaining Kingstree Knit Apparel division inventory resulting in an additional recorded loss from discontinued operations of $1.0 million after reserves. As of October 31, 1997, the Company had approximately $1.7 million of Kingstree Knit Apparel division assets held for disposal.

         As discussed in the Notes to Consolidated Financial Statements, as of October 31, 1997, net operating loss carryforwards of approximately $63.2 million remain in effect to offset future taxable income.

Fiscal Year 1996 Compared with Fiscal Year 1995

         Net sales from continuing operations for 1996 increased to $192.1 million from $185.7 million, an increase of $6.4 million or 3.5%. This increase resulted from $12.6 million, or 8%, higher sales at the Company's Blends division which more than offset a $6.2 million, or 21%, decline at its Narrow Fabrics division. The increase at the Blends division reflected continued efforts to offer greater product diversification to its customers and a strong market for synthetic fabrics, particularly polyester. The decrease at the Narrow Fabrics division was indicative of the persistent weak market for intimate apparel fabrics.

         CGS as a percentage of net sales from continuing operations, decreased from 87.6% to 86.5% during 1996. This decrease resulted primarily from the Company's re-engineering program, which streamlined manufacturing costs through equipment modernization and reduced cycle times.

         SG&A as a percentage of net sales from continuing operations rose to 7.2% in 1996 from 6.4% in 1995. This increase was attributable to the following factors: increases in selling expenses within the Blends division as it expanded into new markets; costs associated with improvements to the Company data processing systems; and the fact that corporate related SG&A costs remained consistent despite the discontinuance of the manufacturing operations at the Kingstree Knit Apparel division.

         During 1996, the Company closed the Narrow Fabrics division's Graham, North Carolina facility and reported a $3.3 million restructuring charge from the consolidation of the remaining Narrow Fabrics division assets and the Graham facility shut down. Of the total $3.3 million restructuring charge, $2.0 million and $500,000 represented a write-down of property, plant, and equipment and inventory, respectively, to their net realizable value and $800,000 in various other restructuring costs.

         Sales for the Narrow Fabrics division were $24.0 million and $30.1 million for the 1996 and 1995 years, respectively. This division reported a net loss of $869,000 in 1996 and net income of $505,000 in 1995, before a $3.3 million restructuring charge in 1996.

         Interest expense declined by $1.7 million, or 14%, to $10.3 million in 1996. This decrease was the result of reductions in long-term debt outstanding and improved borrowing rates available through the Company's revolving credit line as compared to historical factor borrowings.

         During 1996, the Company incurred charges totaling $16.2 million to discontinue certain operations. This charge included a $10.0 million loss on the disposal of the Kingstree Knit Apparel division assets including a $3.6 million write-down of inventory; a $1.9 million write-down in property, plant and equipment; a $1.9 million write-off of goodwill; an $800,000 reserve for the liquidation of accounts receivable; and $1.8 million in other various costs, primarily to run out operations, distribute severance pay, and cancel lease obligations.

         The 1996 net loss from discontinued operations includes the Kingstree Knit Apparel division's loss from operations totaling $5.2 million. This division generated $41.9 million in net sales, $41.4 million in CGS, $5.7 million in SG&A, and $67,000 in other expense, during 1996 as compared to $71.8 million, $65.0 million, $5.3 million, and $160,000 in net sales, CGS, SG&A, and other expense, respectively, in 1995.

         The 1996 net loss from discontinued operations also included a $1.0 million charge to increase the reserves related to the disposal of its Highland Yarn Mills and Marion Fabrics greige goods operations which were discontinued during the 1995 fiscal year. During 1995, the Company recorded a $15.3 million loss on the disposal of these operations.

CAPITAL RESOURCES AND LIQUIDITY

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

         The Company's operating activities generated net cash of $13.7 million during the 1997 fiscal year. This cash was a result of net income of $149,000 adjusted for the equity in loss of joint venture ($1.6 million), depreciation and amortization ($5.9 million) provision for losses on accounts receivable ($199,000), and net loss on disposition of property, plant and equipment ($104,000), none of which required cash. In addition, decreases in accounts receivable of $3.6 million and inventory of $2.3 million and an increase in prepaid and other assets of $99,000 contributed to the net cash flow provided by operations. Net cash from operations of $13.7 million, $16.0 million proceeds from the sale of property, plant and equipment, $472,000 proceeds from employee stock plans and $10.0 million in long-term debt proceeds were used to purchase property, plant and equipment of $9.1 million, repay long-term debt of $16.0 million, repurchase $3.7 million of subordinated debentures, invest $4.9 million in the joint venture, pay loan amendment costs of $458,000, and reduce the revolving credit line by $5.1 million.

         As of October 31, 1997, working capital equaled $26.1 million; a decrease of $1.4 million from November 1, 1996. This decrease is due primarily to decreases in accounts receivable of $3.8 million and inventory of $2.3 million and an increase in accounts payable and accrued expenses of $340,000 which more than offset increases in cash and cash equivalents of $1.0 million and decreases in current maturities of long-term debt and subordinated debentures of $3.9 million.

         On March 15, 1996, the Company entered into a $74.0 million credit facility, subsequently amended to $71.0 million. The credit facility consisted of a $19.0 million term loan and a revolving credit line, which could not exceed $52.0 million, as amended, during the life of the facility. On December 19, 1997, the Company amended and restated the credit facility. As amended, the credit facility consists of a $10.0 million term loan payable in sixteen equal installments and a balloon payment due on May 31, 1999 and a $45.0 million revolving credit line due to expire in conjunction with the term loan's balloon payment. The credit facility is secured by substantially all of the Company's assets. The credit facility provides for the Company to elect interest rates based upon either a Eurodollar or prime interest rate plus an established margin. In addition, the Company may elect interest periods ranging from 30 to 180 days depending upon the interest rate election. The Company is required to comply with a Minimum EBITDA and Minimum Adjusted Fixed Charge Coverage Ratio as defined by the facility. The facility imposes restrictions on the Company's rental expense, additional indebtedness, acquisitions, capital expenditures, the sale or disposal of assets, and the payment of dividends or purchase, redemption or distribution on capital stock. The Company is currently in compliance with all of the facility's covenant requirements. As of December 19, 1997, funds available through the revolving credit line approximated $9.4 million.

         As of October 31, 1997, the Company had outstanding approximately $34.4 million of its Senior Subordinated Debentures due August 1, 1999 ("8-3/4% Debentures") outstanding. The 8-3/4% Debentures, which cannot be called prior to their maturity date, are unsecured obligations. These debentures contain covenants that place limitations on the use of proceeds from disposal of assets and on the incurrence of additional indebtedness and senior indebtedness (as defined in the governing indenture) if such indebtedness would exceed stated ratios of capitalization and earnings after such incurrence. The debenture definition of indebtedness does not include revolver credit line borrowings or operating lease obligations. The Company is currently prohibited from incurring additional indebtedness. Debenture holders waived this restriction on the incurrence of additional indebtedness with respect to the new credit facility. As a condition to the waiver, the Company executed a Second Supplemental Indenture dated March 15, 1996 which provided that beginning on the last business day of September 1998 and continuing on the last business day of each month thereafter to and including June 1999, the Company will deposit with the trustee of these debentures $600,000 less an amount equal to 8-3/4% Debentures repurchased during the period prior to the monthly payment date. Total deposits, including interest earned thereon, are to be paid as principal and interest when these debentures are due.

         As of October 31, 1997, the Company had approximately $2.4 million of its Series C Debentures outstanding. The annual interest rate of the Series C Debentures may be adjusted at the sole discretion of the Company on each April 1 until maturity in 2000. On January 16, 1997, the Company set the interest rate on the Series C Debentures to 13% for the period April 1, 1997 through March 31, 1998. The Series C Debentures will be redeemable on each April 1 until maturity, in whole or in part, at the option of the holder or the Company for the principal amount thereof plus accrued interest through the date of redemption.

         The Company has significant lease obligations that are classified as operating leases and therefore are not reflected in the balance sheet. The aggregate future minimum lease payments under these leases for their initial or remaining noncancellable terms were $16.2 million as of October 31, 1997, including $3.5 million for fiscal 1998. The Company plans to place into service $5.3 million of machinery and equipment during fiscal 1998. These capital investments primarily will improve dyeing and finishing capabilities and replace older weaving equipment with new looms in order to improve production speed, efficiency, and product quality, as well as expand styling diversity. Management anticipates that substantially all of the equipment will be placed into service through operating leases and thus not included in the Company's balance sheet.

         As of October 31, 1997, the Company held $3.3 million of property, plant and equipment for disposal, which remain from its discontinued Kingstree Knits Apparel division and closed woven narrow fabrics operations. Subsequent to year-end, the Graham, North Carolina facility was sold for cash of approximately $1.4 million. All proceeds were used to reduce revolving credit line obligations.

         On December 18, 1997, the Company sold its investment in the joint venture, Rival to Clarendon Holdings, LLC ("Clarendon"), an affiliate of certain executive officers of the Company. In exchange for the Company's 50% ownership interest, it received a secured $4.5 million single balloon payment note due December 15, 2007, which bears interest annually of 5%. The note provides for mandatory prepayment(s) when Clarendon receives a cash distribution(s) from Rival pursuant to the terms of the operating agreement between Clarendon and NHL Enterprises or in the event Clarendon declares bankruptcy or fails to make a payment when due under the note. The Company's note represents its net investment in Rival on the date of sale. While the sale does not immediately provide cash to the Company, it eliminates the Company's obligation to invest additional cash in this startup joint venture in the future. During 1997, the Company invested $4.9 million in Rival.

         Management believes cash flows from operations and funds available under the revolving credit line will provide the Company with sufficient sources of funds to meet its fiscal 1998 cash needs and, assuming no significant deterioration in current market conditions or interest rates, for the foreseeable future.

ENVIORNMENTAL MATTERS AND LIQUIDATION

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

YEAR 2000

         A majority of the Company's older computer programs have either recently been or are in the process of being replaced as part of its multi-year capital improvement plan. The new programs are year 2000 certified. In addition, the Company has initiated a review of all remaining systems to modify and replace portions of older software in order that all computer systems will function properly with respect to dates in the year 2000 and thereafter. Some of the older programs were written using two-digits rather than four to define a year. As a result, these programs have time-sensitive software which would recognize a date of "00" as 1900 rather than 2000. Failure to correct these programs could cause a system failure or miscalculation and disrupt operations or inhibit the Company's ability to conduct normal business activities. The project to review and correct all programs is estimated to be completed by the middle of 1999, prior to any anticipated impact on its operating systems. The Company believes that with modification to existing software and conversions to new software, the Year 2000 issue will not pose significant operational problems for its computer systems. The costs of the project are not expected to be significant.

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

Item 8. Financial Statements and Supplementary Data


CONSOLIDATED STATEMENTS OF OPERATIONS
For the fiscal years ended October 31, 1997, November 1, 1996 and November 3, 1995 (Dollar amounts in thousands except number of shares and per share data)

                                                   1997      1996      1995
                                                   ----      ----      ----

Net Sales .....................................  $207,400  $192,150  $185,685

Cost and Expenses:
  Cost of goods sold ..........................   179,449   166,173   162,642
  Selling, general and administrative .........    15,541    13,897    11,843
  Restructuring (income) charge................      (491)    3,257        --
                                                --------- --------- ---------
      Total ...................................   194,499   183,327   174,485
                                                --------- --------- ---------

Operating Income ..............................    12,901     8,823    11,200

Other Expense (Income):
  Interest ....................................    10,297    10,254    11,994
  Equity in loss of joint venture .............     1,603        --        --
  Other, net ..................................      (138)       (7)      (60)
                                                --------- --------- ---------
      Total ...................................    11,762    10,247    11,934
                                                --------- --------- ---------

Net Income (Loss) from
   Continuing Operations ......................     1,139    (1,424)     (734)

Discontinued Operations:
  Loss from operations of discontinued
    operations.................................       --     (5,162)     (855)
  Loss on disposal of discontinued
    operations.................................      (990)  (10,993)  (15,325)
                                                --------- --------- ---------
Net Loss from Discontinued Operations..........      (990)  (16,155)  (16,180)
                                                --------- --------- ---------

Net Income (Loss)..............................  $    149  $(17,579) $(16,914)
                                                ========= ========= =========

Weighted Average Number of Shares ............. 8,909,372 8,696,177 8,651,668
                                                ========= ========= =========

Income (Loss) Per Share
    Income (loss) from
         continuing operations ................  $    .13  $   (.16) $   (.09)
    Loss from discontinued operations..........      (.11)    (1.86)    (1.87)
                                                --------- --------- ---------
    Net income (loss)..........................  $    .02  $  (2.02) $  (1.96)
                                                ========= ========= =========



See notes to consolidated financial statements.

CONSOLIDATED BALANCE SHEETS
October 31, 1997 and November 1, 1996
(Dollar amounts in thousands)



ASSETS                                                   1997       1996
------                                                   ----       ----
Current Assets:
  Cash and cash equivalents .........................  $  1,434   $    418
  Receivables:
    Due from factor .................................    35,494     40,885
    Trade, less allowances ($645-1997; $1,899-1996)..     4,486      3,555
    Other ...........................................       815        130
  Inventories .......................................    19,914     22,179
  Prepaid expenses ..................................     1,355      1,301
                                                       --------   --------
       Total.........................................    63,498     68,468

Property, Plant and Equipment - net .................    28,254     30,223

Property, Plant and Equipment Held for
    Disposal - net...................................     3,318     13,461

Investment in Joint Venture .........................     3,370         87

Other Assets ........................................     1,627      1,951
                                                       --------   --------
                                                       $100,067   $114,190
                                                       ========   ========
LIABILITIES AND SHAREHOLDERS' DEFICIT
Current Liabilities:
  Current maturities of long-term debt ..............  $  5,015   $  6,563
  Current maturities of subordinated debentures......     1,200      3,537
  Accounts payable ..................................    28,110     22,182
  Other liabilities..................................     3,037      8,625
                                                       --------   --------
       Total.........................................    37,362     40,907

Revolving Credit Line ...............................    33,919     38,967

Long-term Debt ......................................     5,500      9,952

Subordinated Debentures .............................    35,631     36,943

Other Long-term Obligations .........................       175        562

Contingent Liabilities and Commitments

Shareholders' Deficit:
  Common stock, $1.00 par value - authorized 20,000,000
    shares; outstanding 8,859,098 shares in 1997 and
    8,735,491 shares in 1996 ........................     8,859      8,735
  Additional paid-in capital ........................    25,534     25,186
  Accumulated deficit ...............................   (46,913)   (47,062)
                                                       --------   --------
      Total..........................................   (12,520)   (13,141)
                                                       --------   --------

                                                       $100,067   $114,190
                                                       ========   ========





See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMMON SHAREHOLDERS' (DEFICIT) EQUITY
For the fiscal years ending October 31, 1997, November 1, 1996 and November 3, 1995
(Dollar amounts in thousands)


                                  Common Stock
                                  $1 Par Value     Additional
                               -----------------    Paid-in  Accumulated
                               Shares     Amount    Capital    Deficit    Total
                               ------     ------    -------    -------    -----

October 28, 1994 ............ 8,652,621   $8,653    $25,099  $(12,569)   $21,183

  Net loss for fiscal 1995...                                 (16,914)   (16,914)
  Restricted stock forfeitures   (5,000)      (5)       (34)                 (39)
  Stock issued under various
    employee stock plans.....     3,069        3          4                    7
                              ---------   ------    -------  --------   --------

November 3, 1995 ............ 8,650,690    8,651     25,069   (29,483)     4,237

  Net loss for fiscal 1996...                                 (17,579)   (17,579)
  Stock issued under various
    employee stock plans.....    84,801       84        117                  201
                              ---------   ------    -------  --------   --------

November 1, 1996 ............ 8,735,491   $8,735    $25,186  $(47,062)  $(13,141)

  Net income for fiscal 1997.                                     149        149
  Stock issued to directors..   105,735      106        320                  426
  Stock issued under various
    employee stock plans.....    17,872       18         28                   46
                              ---------   ------    -------  --------   --------

October 31, 1997 ............ 8,859,098   $8,859    $25,534  $(46,913)  $(12,520)
                              =========   ======    =======  ========   ========







See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
For the fiscal years ended October 31, 1997, November 1, 1996 and
November 3, 1995
(Dollar Amounts in thousands)



                                                        1997      1996      1995
                                                        ----      ----      ----
Operating Activities:
  Net income (loss)...............................   $    149   $(17,579) $(16,914)
  Adjustments to reconcile net income (loss) to net
      cash provided by (used in)
         operating activities:
         Equity in loss of joint venture ..........     1,603        --         --
      Depreciation and amortization ...............     5,859      8,405     9,147
      Provision for losses on accounts receivable .       199      2,102     3,196
      Loss on disposition of property,
        plant and equipment........................       104      4,247     9,356
         Loss on disposition of unamortized
           goodwill ...............................        --      1,903        --
      Change in operating assets and liabilities:
          Accounts receivable .....................     3,576    (37,499)   (2,019)
          Inventories .............................     2,265      5,913    14,039
          Prepaid and other assets ................       (52)       757       386
          Accounts payable and other liabilities ..       (47)     1,208    (4,232)
                                                    ---------  ---------  --------
      Net Cash Provided by (Used in)
         Operating Activities .....................    13,656    (30,543)   12,959
                                                    ---------  ---------  --------

Investing Activities:
  Purchases of property, plant and equipment ......    (9,099)    (9,315)   (2,966)
  Proceeds from sale of property, plant and
    equipment .....................................    16,028      5,494     9,434
                                                    ---------  ---------  --------
      Net Cash Provided by (Used in) Investing
      Activities ..................................     6,929     (3,821)    6,468
                                                    ---------  ---------  --------

Financing Activities:
  Proceeds from long-term debt borrowings .........    10,000     19,000        --
  Net (repayments) borrowings from Revolver Debt ..   (5,048)     38,967        --
  Payments on long-term debt and capital lease
    obligations ...................................   (16,000)   (22,919)  (15,554)
  Payments for repurchase of subordinated debentures   (3,649)      (244)   (4,403)
  Investment in joint venture .....................   (4,886)         --        --
  Capitalized loan costs...........................      (458)      (970)     (159)
  Proceeds from stock plans, net...................       472        201       (32)
                                                    ---------  ---------  --------
Net Cash (Used in) Provided by Financing
      Activities ..................................   (19,569)    34,035   (20,148)
                                                    ---------  ---------  --------

Increase (Decrease) in
         Cash and Cash Equivalents ................     1,016       (329)     (721)

      Cash and Cash Equivalents at
         Beginning of Period ......................       418       747      1,468
                                                    ---------  ---------  --------
      Cash and Cash Equivalents at
         End of Period ............................ $   1,434  $     418  $    747
                                                    =========  =========  ========




See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
October 31, 1997, November 1, 1996 and November 3, 1995

1  Summary of Significant Accounting Policies

A.  Company
         Texfi Industries, Inc. and one wholly-owned inactive subsidiary (the "Company") is one of the nation's leading manufacturers of synthetic fabrics which are marketed throughout the United States, as well as Europe. The Company's products are either made primarily from polyester yarns or polyester blended with rayon, lycra, or wool. Products are sold and distributed to a variety of manufacturers in the womenswear and menswear apparel markets, as well as home furnishings and medical industries.

B.  Principles of Consolidation
         The consolidated financial statements include the accounts of the Company's divisions and its subsidiary. Intercompany transactions and profits and losses have been eliminated.

C.  Fiscal Year
         The Company's operations are based on a fifty-two or fifty-three week fiscal year ending on the Friday closest to October 31. The 1997 and 1996 fiscal years include 52 weeks while the 1995 fiscal year includes 53 weeks.

D. Use of Estimates
         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions which affect the amounts reported in these financial statements and accompanying footnotes. Actual results may differ from those estimates and assumptions.

E.  Cash Equivalents
         The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

F.  Accounts Receivable - Factored
         The Company has entered into factoring agreements with several financial institutions whereby it may assign certain receivables generally without recourse as to credit risk.

G.  Inventories
         Inventories are stated at the lower of cost or market. Cost is determined primarily on the basis of the first-in, first-out method. Market is based on replacement cost or net realizable value, as appropriate.

H.  Property, Plant and Equipment
         Property, plant and equipment is stated at cost. For financial statement purposes, depreciation is determined primarily by the straight-line method. For income tax purposes, the straight-line and accelerated methods are used.

I.  Impairment of Long-lived Assets
         When circumstances mandate, the Company evaluates the recoverability of its long-lived assets by comparing estimated future undiscounted cash flows with the assets' carrying value to determine whether a write-down to market value or discounted cash flow is necessary.

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

L.  Income (Loss) Per Share
         Net income (loss) per share has been computed using the weighted average number of common shares and common share equivalents outstanding during the year. The difference between primary and fully diluted net income (loss) per share is not material during the years presented.

M.  Recently Issued Accounting Standards
         In February 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") 128, "Earnings per Share", which the Company is required to adopt in the first quarter of its 1998 fiscal year. At that time, the Company will be required to change its current method used to compute earnings per share and to restate all prior periods reported. Under the new requirements for calculating basic earnings per share, the dilutive effect of stock options and other common stock equivalents will be excluded. The impact of SFAS 128 on the calculation of both basic and dilutive earnings per share for 1997, 1996, and 1995 will be immaterial.

         In June 1997, the FASB issued SFAS 130, "Reporting Comprehensive Income" and SFAS 131, "Disclosures about Segments of an Enterprise and Related Information" both of which are effective for fiscal years beginning after December 15, 1997. SFAS 130 establishes standards for reporting and display of comprehensive income and its components in financial statements. SFAS 131 changes the way in which public companies report segment information in annual financial statements and requires those companies to report selected segment information in interim financial statements to stockholders. The Company will adopt SFAS 130 and 131 during its 1999 fiscal year and will include the financial statement disclosures as required. The application of SFAS 130 and 131 will not impact the Company's financial position or results from operations.

2  Accounts Receivable - Due from factor
         Concentration of credit risk is limited due to the large number of customers to which the Company sells its products (no one customer accounted for more than 5% of the Company's 1997 net sales or 4% of the Company's 1996 net sales) and the use of several factors to assign the invoices for sales to its customers. The Company generally requires no collateral for its accounts receivable.

         Interest paid on factor advances and other factor related fees in 1997, 1996 and 1995 approximated $1,181,000, $1,442,000 and $4,676,000, respectively.

3  Inventories
         Inventories at October 31, 1997 and November 1, 1996 are summarized as follows:


                                                     1997      1996
                                                   --------   --------
                                                     (in thousands)
Finished goods ................................... $  5,225   $ 10,304
Goods in process .................................   10,092      8,765
Raw materials ....................................    2,845      4,104
Supplies .........................................    2,595      3,337
                                                   --------   --------
                            Total ................   20,757     26,510
Less reserves ....................................      843      4,331
                                                   --------   --------
Inventories - net................................. $ 19,914   $ 22,179
                                                   ========   ========

4  Property, Plant and Equipment
         Property, plant and equipment at October 31, 1997 and November 1, 1996 consists of the following:

                                                      1997       1996
                                                   --------   --------
                                                     (in thousands)
Land and land improvements ....................... $  2,220   $  2,358
Buildings ........................................   16,019     15,170
Machinery and equipment ..........................   59,042     56,306
Construction in progress .........................    1,143      2,218
                                                   --------   --------
                   Total .........................   78,424     76,052
Less accumulated depreciation ....................   50,170     45,829
                                                   --------   --------
Property, plant and equipment - net .............. $ 28,254   $ 30,223
                                                   ========   ========

         Depreciation expense approximated $5,079,000, $7,412,000, and $8,182,000 during 1997, 1996 and 1995, respectively.

5  Long-term Debt, Revolving Credit Line and Pledged Assets
         Long-term debt at October 31, 1997 and November 1, 1996 consists of the following:

                                                      1997      1996
                                                   --------   --------
                                                      (in thousands)
Term loan with variable interest, collateralized
  by property, plant, and equipment with a net
  book value of $29,979,000 .....................   $10,000    $15,367
Term loans at 6.75%, payable in monthly
  installments plus interest through November 1,
  1998; collateralized by property, plant and
  equipment with a net book value of
  $1,593,000 ....................................       515      1,148
                                                   --------   --------
                 Total ..........................    10,515     16,515
Less current maturities .........................     5,015      6,563
                                                   --------   --------
Due after one year ..............................   $ 5,500    $ 9,952
                                                   ========   ========

         On March 15, 1996, the Company entered into a $74.0 million credit facility. On December 19, 1997, the credit facility was amended and restated to effect the following changes: (1) extend the term loan balance to $10.0 million and revise the related payment schedule to include 16 equal monthly installments of $500,000 beginning in February 1998 and a $2.0 million balloon payment due May 31, 1999; (2) reduce the revolving credit line to $45.0 million; (3) impose a Minimum EBITDA and Minimum Adjusted Fixed Charge Coverage Ratio and (4) place restrictions on fiscal year rental expense, additional indebtedness, acquisitions, capital expenditures, the sale or disposal of fixed assets, and the payment of dividends or purchase, redemption or distribution on capital stock. As of October 31, 1997, the Company had complied with all the facility's covenants.

         As of October 31, 1997, after giving effect to the December 19, 1997 amendment and restatement, the revolving credit line equaled $33.9 million. Revolving credit line availability is defined by the credit facility as the sum of 90% of eligible factor accounts receivable, 85% of eligible trade accounts receivable, and 50% of eligible inventory (up to a maximum of $12.0 million) less outstanding revolving credit line debt and letters of credit. As of December 19, 1997 the Company had revolving credit line availability approximating $9.4 million.

         The credit facility is secured by substantially all of the Company's assets. The credit facility provides for the Company to elect interest rates based upon a Eurodollar or prime interest rate plus an established margin. In addition, the Company may elect interest periods ranging from 30 to 180 days depending upon the various interest rate.

         Interest paid on debt, other than debentures, in 1997, 1996 and 1995 was $5,115,000, $3,256,000, and $2,504,000, respectively.

6  Subordinated Debentures
         Debentures outstanding at October 31, 1997 and November 1, 1996 consist of the following:

                                                    1997         1996
                                                   --------   --------
                                                      (in thousands)
Senior Subordinated Debentures, 8-3/4%, due
  August 1, 1999 ...............................  $34,400      $34,420
Subordinated Extendible Debentures, 11%, due
  April 1, 2000 (Series C) .....................    2,431        2,523
Convertible Senior Subordinated Debentures,
  11-1/4%, due October 1, 1997 .................      --         3,537
                                                   --------   --------
                Total ..........................   36,831       40,480
Less current maturities ........................    1,200        3,537
                                                   --------   --------
Due after one year .............................  $35,631      $36,943
                                                   ========   ========

         In September 1993, the Company issued $34.5 million in principal amount of Senior Subordinated Debentures due August 1, 1999 ("8-3/4% Debentures".) The annual interest rate of these debentures is 8.75%, payable semiannually on August 1 and February 1 of each year. The 8-3/4% Debentures, which cannot be called prior to their maturity date, are unsecured obligations but contain covenants that place limitations on the use of proceeds from the disposal of assets and the incurrence of additional indebtedness and senior indebtedness (as defined in the indenture) if such indebtedness would exceed stated ratios of capitalization and earnings after such incurrence. The debenture definition of indebtedness does not include revolver credit line borrowings or operating lease obligations. The Company is currently prohibited from incurring additional indebtedness because of a violation of the defined limitations. Debenture holders waived this restriction on the incurrence of additional indebtedness with respect to the new credit facility. As a condition to the waiver, the Company executed a Second Supplemental Indenture which provided that beginning on the last business day of September 1998 and continuing on the last business day of each month thereafter to and including June 1999, the Company will deposit with the trustee of these debentures $600,000 less an amount equal to 8-3/4% Debentures repurchased during the period prior to the monthly payment date. Total deposits, including interest earned thereon, are to be paid as principal and interest when these debentures are due. $1.2 million of deposits due in 1998 are classified as a current liability as of October 31, 1997.

         In April 1990, the Company issued $7.1 million in principal amount of Subordinated Extendible Debentures due April 1, 2000, Series C (11%) (the "Series C Debentures"). The annual interest rate of the Series C Debentures may be adjusted at the sole discretion of the Company on each April 1 until maturity in 2000. On January 16, 1997, the Company set the interest rate on the Series C Debentures to 13% for the period April 1, 1997 through March 31, 1998. The Series C Debentures will be redeemable on each April 1 until maturity, in whole or in part, at the option of the holder or the Company for the principal amount thereof plus accrued interest through the date of redemption.

         During 1997, the Company paid off its 11-1/4% Convertible Senior Subordinated Debentures which were due October 1, 1997.

         Interest paid on subordinated debentures in 1997, 1996 and 1995 was $3,715,000, $3,753,000 and $3,984,000, respectively.

7  Stock Options and Stock Purchase Rights
         At October 31, 1997, options to purchase previously unissued shares of common stock were outstanding under a stock option plan. Payment for shares purchased upon exercise of an option granted under the plan may be made either in cash or in common stock of the Company. Stock options granted have a maximum term of ten years.

         The Company has elected to comply with Accounting Principles Board ("APB") Opinion Number 25, "Accounting for Stock Issued to Employees." Under APB 25, no compensation expense is recognized for the Company's employee stock options because the option exercise price equals the market price of the underlying stock on the date of grant.

         Pro forma information regarding net income (loss) and net income (loss) per share is required when APB 25 accounting is elected. Pro forma information was determined as if the Company had accounted for its employee stock options under the fair value method of SFAS 123, "Accounting for Stock-Based Compensation." During the initial phase-in period, the pro forma amounts were determined based on stock option grants during 1997 and 1996. Therefore, the pro forma amounts for compensation cost may not be indicative of the effects on pro forma net income(loss) and net income(loss) per share for future years.

         The fair values for options were estimated on the grant date using a Black-Scholes option pricing method. For purposes of pro forma disclosures, the estimated fair values of the options are amortized to expense over the option's vesting period.

         Information with respect to stock options outstanding is as follows:



                        1997                1996                1995
                 -------------------------------------------------------------
                          Weighted            Weighted               Weighted
                          Average             Average                Average
                          Exercise            Exercise               Exercise
                 Options   Price    Options    Price     Options      Price
                 -------   -----    -------    -----     -------      -----
Beginning
 of year...      311,664    $3.82   293,915    $4.36    366,488      $6.31
Granted....      185,000    $4.00    60,000    $3.25    225,000      $3.62
Canceled...      (38,864)   $5.49   (42,251)   $6.75    (297,573)     $6.20
                 -------    -----   -------    -----    --------      -----
End of
  year.....      457,800    $3.75   311,664    $3.82     293,915      $4.36
                 =======    =====   =======    =====     =======      =====

                                   1997               1996               1995
                                   ----               ----               ----
Option exercisable
 at yearend                       242,300           138,214             53,390
                                  =======           =======             ======

Options available
 for granting
 at yearend                       400,299           546,435            564,184
                                  =======           =======             ======

Per share
 weighted average
 fair value of
 options granted                  $  2.76           $  2.07             $ 2.58
                                  =======           =======             ======

Weighted average years of
 contractual life of
 stock options granted               8.65              5.00               5.00
                                  =======           =======             ======

Risk-free
 interest rate                          5%                5%                 5%
                                  =======           =======             ======

Volatility
  factor                            .6046             .6319              .5628
                                  =======           =======             ======

Dividend yield                          0%                0%                 0%
                                  =======           =======             ======


                                                     1997         1996
                                                     ----         ----
                                                      (in thousands)
Net income (loss) as reported...................  $   149       $(17,579)
                                                  =======       ========
Pro forma net income (loss).....................  $   124       $(17,582)
                                                  =======       ========

                                                      1997        1996
                                                     ----         ----
Net income (loss) per share as reported.........  $   .02       $( 2.02)
                                                  =======       ========
Pro forma net income (loss) per share ..........  $   .01       $( 2.02)
                                                  =======       ========

         Effective July 22, 1988, the Board of Directors of the Company adopted a Share Purchase Rights Plan and approved the distribution to stockholders of record on August 9, 1988 of one Preferred Share Purchase Right ("Right") for each outstanding share of the Company's common stock. Each Right, when exercisable, generally entitles common stockholders to purchase one one-hundredth of a share of a new series of preferred stock, designated as Series A Junior Participating Preferred Stock, at a price of $30. The Rights will generally be exercisable and transferable apart from the Company's common stock upon acquisition by a person or group of 30% or more of the Company's common stock (amended by the Board of Directors in 1994 to change 15% to 30%), the announcement of a tender offer for 20% or more of the Company's common stock or a determination by the Board of Directors that any holder of 12% or more of the Company's common stock is an "adverse person." The Rights will expire on August 9, 1998, unless the Company's Board of Directors extends such date or the Rights are redeemed prior to that time.

8  Common Shareholders' Deficit
         At October 31, 1997, shares of common stock were reserved for possible issuance as follows:

Stock options (Note 7) .......................................    858,099
Stock options granted to an entity affiliated with
  certain Company executive officers .........................    600,000
1990 Executive Stock Purchase Plan ...........................    283,892
Directors' Deferred Stock Compensation Plan ..................     57,153
                                                                ---------
                Total ........................................  1,799,144
                                                                =========

9  Income Taxes
     As of October 31, 1997, the Company had net operating loss carryforwards of $63.2 million for income tax purposes which will begin to expire in 2006. For financial reporting purposes, a valuation allowance of $25.1 million has been recognized to offset the deferred tax asset related to these carryforwards. The Company has Alternative Minimum Tax credits totaling $377,000 and Investment Tax credits of $29,000 available to reduce income taxes payable in future periods. The Investment Tax credits expire during 1997 through 2001. For 1997, the Company's current tax expense of $52,000 was completely offset by a tax benefit from the utilization of net operating tax loss carryforwards.

         Deferred income tax expense results from temporary differences related primarily to net operating loss carryforwards. Significant components of the Company's deferred tax asset as of October 31, 1997 and November 1, 1996 are as follows:

                                                  1997        1996
                                                   (in thousands)
         Deferred Tax Liability:
             Tax over book amortization        $    493    $   --
         Deferred Tax Asset:
            Book over tax amortization             --            26
            Net operating loss carryforwards     25,279      24,079
            Allowance for bad debts                 258         760
         Contribution rollover                        8          29
         Lawsuit settlement                          66          66
                                                -------     -------
          Total deferred tax assets              25,611      24,960
          Valuation Allowance                   (25,118)    (24,960)
                                                -------     -------
          Net Deferred tax assets                   493        --
                                                -------     -------
          Net deferred tax liability           $   --      $   --
                                               ========    ========

10 Employee Benefit Plan
         The Company maintains a defined contribution plan (401(k)) covering substantially all employees who have completed six months of service. The plan requires the Company to match up to $150 per year for each participating employee's contributions. Discretionary Company contributions are determined annually by the Board of Directors based on results of operations. These discretionary contributions may either match employee amounts or represent fixed amounts. The Company contributed approximately $45,000, $127,000, and $146,000 in 1997, 1996 and 1995, respectively.

         Subsequent to October 31, 1997, the Company revised its match to 50% of participating employee contributions up to a maximum of 2.5% of each individual employee's gross wages.

11  Rental Expense and Lease Obligations
         Rental expense, primarily for machinery and equipment, is summarized as follows:

                                               1997        1996        1995
                                               ----        ----        ----
                                                       (in thousands)
       Gross rentals .......................  $4,921     $4,255      $4,380
       Less sublease rentals...............     154         133         371
                                              ------     ------      ------
       Rental expense, net .................  $4,767     $4,122      $4,009
                                              ======     ======      ======

         Future obligations for minimum rentals under operating leases that have initial or remaining noncancellable lease terms in excess of one year at October 31, 1997 and rentals to be received under noncancellable subleases are as follows:
                                              Operating Leases
                                        -----------------------------
                                                                Net
                                        Minimum   Sublease    Minimum
         Fiscal Year                    Rentals   Rentals     Rentals
         -----------                    -------   -------     -------
                                                (in thousands)
      1998 ...........................  $3,616       $125      $3,491
      1999 ...........................   3,555         88       3,467
      2000 ...........................   3,290         79       3,211
      2001 ...........................   2,917         79       2,838
      2002 ...........................   1,399         79       1,320
      Thereafter .....................   2,080        178       1,902
                                       -------    -------     -------
      Total minimum lease payments ... $16,857     $  628     $16,229
                                       =======    =======     =======

         Certain operating leases contain renewal options ranging from one to five years and/or contain purchase options, generally approximating fair market value.

         During the 1997 fiscal year, the Company placed into service $7.7 million of machinery and equipment through various sale-lease back transactions.

12     Restructuring Charge
         During its 1996 fiscal year, the Company closed its Narrow Fabrics division's Graham, North Carolina facility and recorded a $3.3 million restructuring charge from the consolidation of the remaining Narrow Fabrics division assets and the Graham facility shutdown. The total $3.3 million restructuring charge primarily included a $2.0 million and $500,000 write-down of property, plant, and equipment and inventory, respectively, to their net realizable value and $800,000 in various other restructuring costs. During 1997, the Company incurred an additional $3.3 million in restructuring charges consisting primarily of a $3.0 million write-down of property, plant and equipment to its net realizable value. On October 3, 1997, the Company sold its remaining Narrow Fabrics business, excluding trade and factor accounts receivable, for $7.7 million. The sale generated a $3.8 million gain which was netted against the $3.3 million restructuring charge.

         Sales for the Narrow Fabrics division were $18.9 million, $24.0 million, and $30.1 million for the 1997, 1996 and 1995 years, respectively. This division's net income(loss) before restructuring (income) charge was $1.9 million, ($869,000), and $505,000 for the 1997, 1996 and 1995 years, respectively.

13  Discontinued Operations
         During the 1996 fiscal year, the Company incurred charges totaling $16.2 million in connection with the discontinuance of certain operations. In the 1996 fiscal fourth quarter, the Company discontinued the manufacturing operations of its Kingstree Knit Apparel division. The $10.0 million loss on disposal of this division represents write-downs of $3.6 million in inventory, $1.9 million in property, plant and equipment, $1.9 million in goodwill, $800,000 in accounts receivable, and $1.8 million in other various costs. In addition, the loss on disposal of discontinued operations includes $1.0 million to adjust the reserves related to disposal of its Highland Yarn Mills and Marion Fabrics greige goods operations which were discontinued during the 1995 fiscal year.

         In addition, the 1996 loss on disposal of discontinued operations includes $1.0 million to adjust the reserves related to disposal of its Highland Yarn Mills and Marion Fabrics greige goods operations which were discontinued during the 1995 fiscal year.

         The 1996 net loss from discontinued operations represents the manufacturing operations of the Kingstree Knit Apparel division totaling $5.2 million. The Kingstree Knit Apparel division generated $41.9 million and $71.8 million in net sales in 1996 and 1995, respectively. 1995 operating income for this division totaling $1.4 million ($.16 per share) has been restated in the Consolidated Statements of Operations.

         The 1997 loss on disposal of discontinued operations of $1.0 million is primarily the write-off of inventory remaining from this division's operations.

         Property, plant and equipment held for disposal at October 31, 1997 and November 1, 1996 consists of the following:

                                                       1997       1996
                                                       ----       ----
                                                      (in thousands)
Land and land improvements ....................... $    222   $    459
Buildings ........................................    4,290      7,705
Machinery, equipment, etc. .......................    1,684     27,464
                                                      -----     ------
                  Total    .......................    6,196     35,628
Less accumulated depreciation ....................    1,954     18,288
Less reserve to net realizable value .............      924      3,879
                                                      -----     ------
Property, plant and equipment held for
      disposal - net ............................. $  3,318   $ 13,461
                                                   ========   ========

         These assets have been valued based upon either appraisals or inquiries of brokers and equipment dealers and will be disposed of by an orderly liquidation.

         Subsequent to October 31, 1997, the Company sold approximately $1.4 million of assets held for sale related to its knitted narrow fabrics operations.

14  Related Party Transactions
         Effective April 1, 1997, the Company entered into a management advisory services agreement with an entity affiliated with certain of the Company's executive officers whereby the entity is paid for management consulting services which approximated $825,000 during 1997. This entity shares office space with Company associates in New York.

15  Joint Venture
         On December 18, 1997, the Company sold its 50% ownership interest in its joint venture to an entity affiliated with certain of the Company's executive officers. The Company received a secured $4.5 million ten-year note which bears interest at 5.0% per annum in exchange for its 50% ownership interest which approximated $3.4 million at October 31, 1997 plus cash invested in the joint venture subsequent to year end through the date of sale. The Company accounted for the joint venture which was formed in February 1997 using the equity method. As of October 31, 1997, the joint venture had assets, primarily inventory, approximating $1.8 million. In addition, the joint venture recorded 1997 sales and net loss of $259,000 and $3.2 million, respectively.

16  Contingent Liabilities and Commitments
         The Company is involved in various litigation arising in the ordinary course of business. The final outcome of these matters cannot be determined; however, it is management's opinion that the final resolution of these matters will not have a material adverse effect on the Company's financial position or future liquidity.

Item 8.  Report of Independent Auditors

Board of Directors and Shareholders of
Texfi Industries, Inc.

We have audited the accompanying balance sheets of Texfi Industries, Inc. and subsidiary as of October 31, 1997 and November 1, 1996, and the related statements of operations, shareholders' (deficit) equity and cash flows for the three years in the period ended October 31, 1997. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Texfi Industries, Inc. and subsidiary as of October 31, 1997 and November 1, 1996, and the results of their operations and their cash flows for each of the three years in the period ended October 31, 1997 in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                                       Ernst & Young

Raleigh, North Carolina
December 30, 1997

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

         Not applicable.


PART III

Item 10.  Directors and Executive Officers of the Registrant.

     Information with respect to Directors, appearing under the heading "Election of Directors" on pages 5 through 9 of the Registrant's definitive proxy statement for the Annual Meeting of Stockholders to be held on March 18, 1998, is incorporated herein by reference. Information regarding executive officers is included as Item 4A in Part I of this document.

Item 11.  Executive Compensation.

     Information with respect to executive compensation, appearing under the heading "Executive Compensation" on pages 9 through 12 of the Registrant's definitive proxy statement for the Annual Meeting of Stockholders to be held on March 18, 1998, is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management.

     Information with respect to security ownership of certain beneficial owners and management, appearing under the headings "Security Ownership of Certain Beneficial Owners" and "Security Ownership of Management" on pages 2 through 5 of the Registrant's definitive proxy statement for the Annual Meeting of Stockholders to be held on March 18, 1998, is incorporated herein by reference.

Item 13.  Certain Relationships and Related Transactions.

     Information with respect to certain relationships and related transactions, appearing under the headings "Employment and Other Related Agreements" on pages 16 and 17 and "Certain Transactions" on page 17 of the Registrant's definitive proxy statement for the Annual Meeting of Stockholders to be held on March 18, 1998, is incorporated herein by reference.

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

(b) No reports on Form 8-K were filed during the Company's 1997 fourth fiscal quarter.

                                   SIGNATURES

     Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          TEXFI INDUSTRIES, INC.


Date:  February 6, 1998                   By: /s/Richard L. Kramer
                                             ------------------------
                                               Richard L. Kramer
                                               Chairman of the Board
                                               of Directors


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


     Signature                      Title                                   Date
     ---------                      -----                                   ----
s/Richard L. Kramer                 Chairman of the Board of           February 6, 1998
-----------------------             Directors
Richard L. Kramer

s/William L. Remley                 Chief Executive Officer            February 6, 1998
-----------------------             and Vice Chairman of the
William L. Remley                   Board of Directors


s/Andrew J. Parise, Jr.             President and Chief                February 6, 1998
-----------------------             Operating Officer
Andrew J. Parise, Jr.

s/Richard C. Hoffman                Director                           February 6, 1998
-----------------------
Richard C. Hoffman

s/Joel J. Karp                      Director                           February 6, 1998
-----------------------
Joel J. Karp

s/Michael D. Schenker               Director                           February 6, 1998
-----------------------
Michael D. Schenker

s/Dane L. Vincent                   Chief Financial Officer            February 6, 1998
-----------------------             and Treasurer (Principal
Dane L. Vincent                     Accounting Officer)



FORM 10-K -- 14(a)(1) and (2) and ITEM 14(d)

TEXFI INDUSTRIES, INC.

INDEX TO FINANCIAL STATEMENTS AND SCHEDULE

II - Valuation and Qualifying Accounts                                    F-1


Other schedules are omitted because of the absence of the conditions under which they are required or because the required information is included in the consolidated financial statements or in the notes thereto.

SCHEDULE II

                             TEXFI INDUSTRIES, INC.
              Analysis of Valuation and Qualifying Accounts for the
                      Fiscal Years Ended October 31, 1997,
                      November 1, 1996 and November 3, 1995
                             (Amounts in thousands)



                                                    Fiscal Year
                                              ------------------------
                                               1997     1996     1995
                                               ----     ----     ----
RESERVES DEDUCTED FROM ASSETS
TO WHICH THEY APPLY:

Allowance for doubtful accounts and claims:
   Balance at beginning of year               $1,899   $1,362   $4,287

   Net additions charged to income:
     Doubtful accounts                           199    1,342      526
     Claims and allowances                      --        760    2,670
                                              ------    -----    -----
                                                 199    2,102    3,196
   Deductions for accounts written off as
     uncollectible (net of recoveries)         1,453    1,565    6,121
                                              ------    -----    -----

   Balance at end of year                     $  645   $1,899   $1,362
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

*4(a)(3) Indenture dated September 8, 1993 between Registrant and First Union National Bank of North Carolina, Trustee, with copy of 8-3/4% Senior Subordinated Debenture due August 1, 1999, filed as Exhibit 4(c)(2) to Registrant's Form 10-Q Quarterly Report for the fiscal quarter ended July 30, 1993.

*4(a)(4) First Supplemental Indenture dated as of March 10, 1995 between Registrant and First Union National Bank of North Carolina, as Trustee, filed as Exhibit 4(a)(1) to Registrant's Form 8-K Current Form as of March 15, 1996.

*4(a)(5) Second Supplemental Indenture dated as of March 15, 1996 between Registrant and First Union National Bank of North Carolina, as Trustee, filed as Exhibit 4(a)(2) to Registrant's Form 8-K Current Form as of March 15, 1996.

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

*4(d)(10)         Third Amendment dated January 30, 1997 to the Credit Agreement dated March 15, 1996 among Registrant, as Borrower, certain
                  Lenders referred to therein, and NationsBank, N.A., as Agent, filed as Exhibit 4(d)(9) to Registrant's Form 10-K for the fiscal year ended November 1, 1996.

*4(d)(11)         Waiver and Consent Agreement dated June 12, 1997 to the Credit
                  Agreement dated March 15, 1996 among Registrant, as Borrower, certain Lenders referred to therein, and NationsBank, N.A., as Agent, filed as Exhibit 4(d)(11) to Registrant's Form 10-Q for the fiscal quarter ended August 1, 1997.

*4(d)(12)         Fourth Amendment dated June 19, 1997 to the Credit Agreement dated March 15, 1996 among Registrant, as Borrower, certain
                  Lenders referred to therein, and NationsBank, N.A., as Agent, filed as Exhibit 4(d)(12) to Registrant's Form 10-Q filed for the fiscal quarter ended August 1, 1997.

4(d)(12) Fifth Amendment dated October 8, 1997 to the Credit Agreement dated March 15, 1996 among Registrant, as Borrower, certain Lenders referred to therein, and NationsBank, N.A., as Agent.

4(d)(13) Amended and Restated Loan and Security Agreement dated December 19, 1997 to the Credit Agreement dated March 15, 1996 among Registrant, as Borrower, the Financial Institutions referred to therein, and BankBoston, N.A., as Agent.

Management contract or compensatory plan or arrangement (Exhibits 10(a)(1) through 10(a)(23))

*10(a)(1)         Supplemental Retirement Agreement dated September 1, 1981
                  between Registrant and Joseph H. Hamilton, filed as Exhibit
                  10(b) to Registrant's Form 10-K Annual Report for the fiscal year ended October 30, 1981.

*10(a)(2)         Amended and Restated Nonqualified Stock Option Plan, as
                  adopted by Registrant's Board of Directors on January 16, 1997 and approved March 11, 1997 at a meeting of Registrant's
                  Stockholders, filed as Exhibit 10(a)(1) to Registrant's Form
                  10-Q for the fiscal quarter ended January 31, 1997.

*10(a)(3)         Directors' Deferred Stock Compensation Plan as adopted by
                  Registrant's Board of Directors on July 14, 1989, filed as
                  Exhibit 19 to Registrant's Form 10-Q Quarterly Report for the fiscal quarter ended July 28, 1989.

*10(a)(4)         Resolutions amending the Directors' Deferred Stock
                  Compensation Plan as adopted by Registrant's Board of Directors on November 30, 1994 and Registrant's Stockholders on March 14, 1995, filed as Exhibit 10(a)(7) to the Registrant's Form 10-Q Quarterly Report for the fiscal quarter ended April 28, 1995.

*10(a)(5)         Resolution amending Directors' Deferred Stock Compensation
                  Plan, as adopted by the Directors' Deferred Stock Compensation
                  Committee of Registrant's Board of Directors on September 6,
                  1995, filed as Exhibit 10(a)(10) to Registrant's Form 10-K
                  Annual Report for the fiscal year ended November 3, 1995.

*10(a)(6)         1990 Executive Stock Purchase Plan, dated January 9, 1990, filed as Exhibit 4(d)(16) to Registrant's Form 10-Q Quarterly
                  Report for the fiscal quarter ended February 2, 1990.

*10(a)(7)         Resolutions amending the 1990 Executive Stock Purchase Plan, as adopted by Registrant's Board of Directors on March 9, 1993, filed as Exhibit 19(g) to Registrant's Form 10-Q
                  Quarterly Report for the fiscal quarter ended April 30, 1993.

*10(a)(8)         Resolution amending 1990 Executive Stock Purchase Plan, as adopted by Registrant's Board of Directors on September 6,
                  1995, filed as Exhibit 10(a)(13) to Registrant's Form 10-K
                  Annual Report for the fiscal year ended November 3, 1995.

*10(a)(9)         Resolution amending 1990 Executive Stock Purchase Plan, as adopted by Registrant's Board of Directors on January 16,
                  1997, filed as Exhibit 10(a)(2) to Registrant's Form 10-Q
                  Quarterly Report for the fiscal quarter ended January 31, 1997.

*10(a)(10)        Letter Agreement dated March 20, 1995 between Registrant and
                  L. Terrell Sovey, Jr., filed as Exhibit 10(a)(16) to
                  Registrant's Form 10-K Annual Report for the fiscal year ended
                  November 3, 1995.

*10(a)(11)        Employment Agreement dated April 1, 1997 between Registrant and Andrew J. Parise, Jr., filed as Exhibit 10 to Registrant's
                  Form 10-Q Quarterly Report for the quarter ended August 1,
                  1997.

*10(a)(12)        Description of Registrant's 1994 Management Incentive
                  Compensation Plan adopted by Registrant's Board of Directors on February 15, 1994, filed as Exhibit 10(a)(24) to
                  Registrant's Form 10-K Annual Report for the year ended
                  October 28, 1994 (terminated as to Messrs. Remley, Parise,
                  Vincent, Courtney and Gilreath in 1995).

*10(a)(13)        Performance Incentive Plan adopted by Registrant's Board of
                  Directors on September 6, 1995, filed as Exhibit 10(a)(23) to
                  Registrant's Form 10-K Annual Report for the fiscal year ended
                  November 3, 1995.

*10(a)(14)        Employment Agreement dated as of January 1, 1997 between
                  Registrant and Gerald A. Rubinfeld, filed as Exhibit 10(a)(22) to Registrant's Form 10-K Annual Report for the fiscal year ended November 1, 1996.

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

10(b)(5) Master Lease Agreement dated July 31, 1997 between Registrant and BancBoston Leasing.

10(b)(6) Purchase Agreement dated December 15, 1997 between Registrant and Clarendon Holdings, LLC.

10(b)(7) Bill of Sale dated December 15, 1997 between Registrant and Clarendon Holdings, LLC.

10(b)(8) Promissory note dated December 15, 1997 between Registrant and Clarendon Holdings, LLC.

10(b)(9) Security Agreement dated December 15, 1997 between Registrant and Clarendon Holdings, LLC.

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