Form 10-Q
period 1998-01-30
TEXFI INDUSTRIES INC
filed 1998-03-16
CIK 97579

FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended January 30, 1998

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

           For the transition period from ____________ to ____________

                         Commission File Number - 1-6797


                             TEXFI INDUSTRIES, INC.
 ----------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


            Delaware                           56-0795032
-------------------------------          ------------------------------
(State or other jurisdiction of     (I.R.S. Employer Identification No.)
incorporation or organization)


5400  Glenwood Avenue, Suite 215, Raleigh, North Carolina 27612
------------------------------------------------------------------------
                    (Address of principal executive offices)
                                   (ZIP Code)

                                 (919) 783-4736
-------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)


                  Number of shares of Common Stock outstanding
                         at March 16 , 1998 - 8,859,098
                            ---------------   ---------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes   X     No
                                       ------    --------

                             TEXFI INDUSTRIES, INC.
                             ----------------------

                          QUARTERLY REPORT ON FORM 10-Q
                          ------------------------------
                     FOR THE QUARTER ENDED JANUARY 30, 1998
                     ---------------------------------------

                         PART I - FINANCIAL INFORMATION
                         ------------------------------


Item 1.  Consolidated Financial Statements

         Texfi Industries, Inc. (the Company") has prepared the consolidated financial statements included herein, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. The consolidated balance sheet as of October 31, 1997 has been taken from the audited financial statements as of that date. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company's latest Annual Report on Form 10-K.

     The consolidated financial statements included herein reflect all adjustments (none of which are other than normal recurring accruals) which are, in the opinion of management, necessary for a fair presentation of the information included. Operating results for the thirteen-week period ended January 30, 1998 are not necessarily indicative of the results that may be expected for the year ended October 30, 1998. The following consolidated financial statements are included:

         Consolidated Statements of Income for the thirteen weeks ended January 30, 1998 and January 31, 1997

         Consolidated Balance Sheets as of January 30, 1998 and October 31, 1997

         Consolidated Statements of Cash Flows for the thirteen weeks ended January 30, 1998 and January 31, 1997

         Condensed Notes to Consolidated Financial Statements

                             TEXFI INDUSTRIES, INC.
                             ----------------------

                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                -------------------------------------------------
                      (in thousands, except per share data)


                                          Thirteen Weeks Ended
                                          ----------------------
                                        January 30,     January 31,
                                           1998            1997
                                           -------       -------
Net Sales ...........................   $   41,776      $   48,545

Cost and Expenses:
  Cost of goods sold ................       36,494          41,263
  Selling, general and admin. .......        2,872           3,555
                                        ----------      ----------
    Total ...........................       39,366          44,818
                                        ----------      ----------

Operating Income ....................        2,410           3,727

Other Expense (Income):
  Interest ..........................        2,154           2,521
  Equity in loss of joint venture....           --             164
  Other, net ........................           (1)            (26)
                                        ----------       ---------
    Total ...........................        2,153           2,659
                                        ----------       ---------

Income before Income Taxes............         257           1,068

Provision for Income Taxes...........            5              21
                                         ---------       ---------

Net Income ..........................   $      252      $    1,047
                                        ==========      ==========

Net Income per Share:

  Basic..............................   $      .03      $      .12
                                        ==========      ==========

  Diluted............................   $      .03      $      .12
                                        ==========      ==========




See Notes to Consolidated Financial Statements on page 6.

                             TEXFI INDUSTRIES, INC.
                             ----------------------
                           CONSOLIDATED BALANCE SHEETS
                           ----------------------------
                                 (in thousands)

                                           (Unaudited)
                                          January  30,      October 31,
                                              1998            1997
                                           -----------    --------
ASSETS

CURRENT ASSETS:
   Cash and cash equivalents ...............  $     311         1,434
   Receivables:
      Due from factor........................    25,912        35,494
      Trade..................................     6,370         4,486
      Other .................................       373           815
   Inventories ..............................    18,851        19,914
   Prepaid Expenses..........................     2,822         1,355
                                                -------       -------
     Total...................................    54,639        63,498

PROPERTY, PLANT AND EQUIPMENT - Net .........    27,897        28,254
PROPERTY, PLANT AND EQUIPMENT HELD FOR
  DISPOSAL - Net ............................     1,828         3,318
NOTE RECEIVABLE .............................     4,445           --
INVESTMENT IN JOINT VENTURE .................       --          3,370
OTHER ASSETS ................................     1,753         1,627
                                               --------      --------
                                               $ 90,562      $100,067
                                               ========      ========

LIABILITIES AND SHAREHOLDERS' DEFICIT

CURRENT LIABILITIES:
   Current maturities of long-term debt .....  $  6,350      $  5,015
   Current maturities of sub. debt...........     3,000         1,200
   Accounts payable .........................    20,960        28,110
   Other liabilities.........................     3,241         3,037
                                               --------      --------
      Total..................................    33,551        37,362

REVOLVING CREDIT LINE........................    31,280        33,919
LONG-TERM DEBT ..............................     4,000         5,500
SUBORDINATED DEBENTURES .....................    33,822        35,631
OTHER LONG-TERM OBLIGATIONS .................       176           175

COMMON SHAREHOLDERS' DEFICIT:
   Common stock, $1.00 par value ............     8,859         8,859
   Additional paid-in capital ...............    25,534        25,534
   Accumulated deficit.......................   (46,660)      (46,913)
                                               --------       -------
      Total..................................   (12,267)      (12,520)
                                               --------      --------
                                               $ 90,562      $100,067
                                               ========      ========


See Notes to Consolidated Financial Statements on page 6.

                             TEXFI INDUSTRIES, INC.
                             -----------------------

                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                -------------------------------------------------
                                 (in thousands)

                                                 Thirteen Weeks Ended
                                                 -------------------------
                                                 January 30,    January 31,
                                                    1998           1997
                                                   -------       ------
OPERATING ACTIVITIES
  Net income .................. ..................  $   252     $ 1,047
  Adjustments to reconcile net income to
    net cash provided by operating activities:
    Equity in loss of joint venture ..............      --          164
    Depreciation & amortization ..................    1,438       1,249
    Provision for losses on accounts receivable ..      --          126
    Gain on disposition of property,
      plant and equipment.........................       (1)        (14)
    Change in operating assets and liabilities:
      Accounts receivable ........................    8,140       1,353
      Inventories ................................    1,063         408
      Prepaid and other assets ...................   (1,437)       (603)
      Accounts payables and other liabilities ....   (6,944)      1,116
                                                     ------     -------
   NET CASH PROVIDED BY
   OPERATING ACTIVITIES ..........................    2,511       4,846
                                                     ------     -------

INVESTING ACTIVITIES
  Purchases of property, plant and equipment .....     (894)     (3,101)
  Proceeds from sale of property, plant and
    equipment.....................................    1,490       3,121
                                                     ------     -------
   NET CASH PROVIDED BY
   INVESTING ACTIVITIES ..........................      596          20
                                                     ------     -------

FINANCING ACTIVITIES
   Payments on long-term debt obligations ........     (175)      (1,643)
   Net repayments on Revolver Debt ...............   (2,638)      (2,581)
   Investment in joint venture ...................   (1,075)        (434)
   Capitalized loan costs.........................     (342)         (80)
                                                    -------      -------
  NET CASH USED IN
  FINANCING ACTIVITIES ...........................   (4,230)     (4,738)
                                                    --------    -------

DECREASE (INCREASE)IN CASH AND CASH EQUIVALENTS ..   (1,123)        128

Cash and cash equivalents at beginning of period .    1,434         418
                                                    -------     -------

    CASH AND CASH EQUIVALENTS AT END OF PERIOD ... $    311     $   546
                                                   ========     =======


See Notes to Consolidated Financial Statements on page 6.

                             TEXFI INDUSTRIES, INC.
                             ----------------------

              CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              ----------------------------------------------------
                                January 30, 1998

1. Details of certain balance sheet captions are as follows (in thousands):

                                               January 30, October 31,
                                                  1998        1997
                                                ----------   ---------
1. INVENTORIES:
  Finished goods .............................  $  3,776     $  5,225
  Goods in process ...........................    10,357       10,092
  Raw materials ..............................     2,837        2,845
  Supplies ...................................     2,637        2,595
                                                --------     --------
       Total .................................    19,607       20,757
  Less reserves ..............................       756          843
                                                --------     --------
       Inventories-net........................  $ 18,851     $ 19,914
                                                ========     ========

PROPERTY, PLANT AND EQUIPMENT:
  Land and land improvements .................  $  2,220     $  2,220
  Buildings ..................................    16,019       16,019
  Machinery, equipment, etc. .................    59,059       59,042
  Construction in progress ...................     1,968        1,143
                                                --------     --------
       Total .................................    79,266       78,424
  Less accumulated depreciation ..............    51,369       50,170
                                                --------     --------
       Property, plant and equipment-net .....  $ 27,897     $ 28,254
                                                ========     ========

LONG-TERM DEBT:
  Term loan with variable interest ..........   $10,000     $ 10,000
  Term loans at 6.75%........................       350          515
                                                -------      -------
      Total .................................    10,350       10,515
  Less current maturities ...................     6,350        5,015
                                                -------      -------
      Due after one year ....................   $ 4,000      $ 5,500
                                                =======      =======

SUBORDINATED DEBENTURES:
   Senior Subordinated Debentures, 8 3/4%
    due August 1, 1999........................  $ 34,391     $ 34,400
   Subordinated Extendible Debentures,
    11%, due April 1, 2000 (Series C).........     2,431        2,431
                                                 -------      -------
   Total .....................................    36,822       36,831
    Less current maturities...................     3,000        1,200
                                                --------     --------
   Due after one year.........................  $ 33,822     $ 35,631
                                                ========     ========

2. Statement of Financial Accounting Standards ("SFAS") 128 "Earnings per Share" replaced the previously computed primary and fully diluted earnings per share ("EPS") with basic and diluted EPS. Unlike primary EPS, basic EPS excludes any dilutive effects of options, warrants, or convertible securities. Diluted EPS includes the dilutive effect of such items. The prior period basic EPS has been recalculated to conform with SFAS 128 provisions with no material change.

3. At January 30, 1998, shares of common stock were reserved for possible issuance as follows:


         Stock options .....................................    858,099
         Stock options granted to an entity owned by
             certain Company executive officers.............    600,000
         1990 Executive Stock Purchase Plan ................    283,892
         Directors' Deferred Stock Compensation Plan ......       57,15
                                                              ---------
          Total ...........................................   1,799,144
                                                              =========


4. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in these financial statements and accompanying footnotes. Actual results may differ from those estimates and assumptions.

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations



RESULTS OF OPERATIONS

         Net sales for the thirteen weeks ended January 30, 1998 decreased to $41,776,000 as compared to net sales of $48,545,000 for the thirteen weeks ended January 31, 1997. This $6,769,000 (14.0%) decrease resulted from both a decline in the Texfi Blends division net sales of $2.6 million caused by lower demand from fabric manufacturers and the divestiture of the Texfi knitted narrow fabrics business which generated $4.2 million in net sales in the first quarter of 1997.

         For the comparable thirteen-week period, cost of goods sold, as a percentage of net sales, increased 2.4% from 85.0% in 1997 to 87.4% in 1998. The first quarter 1998 increase was caused primarily by fixed manufacturing costs increasing as a % of net sales as the Company operated at a reduced schedule in order to avoid increasing inventory levels to accommodate the December holiday season and lower January orders as compared to the prior year.

         Selling, general and administrative expenses ("SG&A") decreased from 7.3% to 6.9% as a percentage of net sales for the thirteen weeks ended January 30, 1998 as compared to the same period in 1997. The decrease reflected reductions in fixed marketing costs which were implemented in the third quarter of 1997 and the divestiture of the knitted narrow fabrics business which more than offset higher management consulting fees.

         Interest expense for the first quarter of 1998 decreased $367,000 (14.6%) as compared to the first quarter of 1997 due to a $13.3 million reduction in total indebtedness during the twelve month period from January 31, 1997 through January 30, 1998 as well as lower borrowing rates associated with the amended and restated credit facility.

         The 1997 first quarter includes $164,000 equity in loss of joint venture which represented the Company's 50% participation in Rival Sport, LLC ("Rival") entered into with NHL Enterprises to market and source a branded line of hockey-related apparel. On December 18, 1997, the Company sold its Rival ownership interest to an entity affiliated with certain Company executive officers in consideration for the issuance by the buyer to the Company of a secured $4.5 million ten-year balloon note which bears interest at 5.0% per annum and which requires prepayments from a portion of cash distributions, if any, that the buyer may receive from Rival.

Financial Condition:

         During 1998 and 1997, the Company's business exhibited seasonality, primarily due to temporary plant shutdowns during the Christmas/New Year's holiday season. As a result, sales have generally been lower in the first quarter of the fiscal year than in subsequent quarters while cash requirements increase due to the seasonal timing of certain cash payments.

         Working capital is comprised chiefly of inventories and accounts receivable. At January 30, 1998, working capital equaled $21.1 million, a decrease of $5.0 million from the year ended October 31, 1997. This decrease in working capital is due primarily to decreases in cash ($1.1 million), accounts receivable ($8.1 million) and inventories ($1.1 million) and an increase in current maturities of long-term debt and subordinated debentures ($3.1 million) which more than offset an increase in prepaid expenses ($1.4 million) and a decrease in accounts payable and other liabilities ($7.0 million).

         During the first fiscal quarter of 1998, operating activities generated net cash of $2.5 million. This cash was generated as a result of the $252,000 net income adjusted for depreciation and amortization of $1.4 million, together with a decrease in accounts receivable of $8.1 million and inventories of $1.1 million which offset increases in prepaid and other assets of $1.4 million and decreases in accounts payable and other liabilities of $7.0 million. Cash flow from operations, $1.5 million in proceeds from the sale of property, plant and equipment and cash on hand provided funds to invest $1.1 million in the joint venture, repay long-term debt of $175,000, purchase property, plant and equipment totaling $894,000, pay loan amendment costs of $342,000 and reduce the revolving line of credit $2.6 million.

         On March 15, 1996, the Company entered into a $74.0 million credit facility consisting of a $19.0 million term loan and a revolving credit line, which could not exceed $52.0 million. On December 19, 1997, the Company amended and restated the credit facility. As amended, the credit facility consists of a $10.0 million term loan payable in sixteen equal installments of $500,000 beginning in February 1998 and a $2.0 million balloon payment due May 31, 1999 and a $45.0 million revolving credit line due to expire in conjunction with the term loan's balloon payment. The credit facility is secured by substantially all of the Company's assets. The credit facility provides for the Company to elect interest rates based upon either a Eurodollar or prime interest rate plus an established margin. In addition, the Company may elect interest periods ranging from 30 to 180 days depending upon the interest rate election. The Company is required to comply with a Minimum EBITDA and Minimum Adjusted Fixed Charge Coverage Ratio as defined by the facility. The facility imposes restrictions on the Company's rental expense, additional indebtedness, acquisitions, capital expenditures, the sale or disposal of assets, and the payment of dividends or purchase, redemption or distribution on capital stock. The Company is currently in compliance with all of the facility's covenant requirements. As of January 30, 1998, funds available through the revolving credit line approximated $5.5 million.

         As of January 30, 1998 the Company has approximately $2.4 million of its Series C Debentures outstanding. The annual interest rate of these debentures may be adjusted at the sole discretion of the Company on April 1st of each year until maturity in the year 2000. The Company set the Series C interest rate at 13% for the period April 1, 1998 through March 31, 1999. The Series C Debentures are redeemable on April 1st of each year, in whole or in part, at the option of the holder or the Company for the principal amount thereof plus accrued interest through the date of redemption. As of March 13, 1998 the last day for debenture holders to exercise their redemption option, Series C holders with aggregate principal totaling approximately $55,000 had delivered proper notice to redeem their debenture(s) as of April 1, 1998.

         As of January 30, 1998, the Company had outstanding approximately $34.4 million of its Senior Subordinated Debentures due August 1, 1999 ("8-3/4% Debentures"). The 8-3/4% Debentures, which cannot be called prior to their maturity date, are unsecured obligations. These debentures contain covenants that place limitations on the use of proceeds from disposal of assets and on the incurrence of additional indebtedness and senior indebtedness (as defined in the indenture) if such indebtedness would exceed stated ratios of capitalization and earnings after such incurrence. The debenture definition of indebtedness does not include revolver credit line borrowings or operating lease obligations. The Company is currently prohibited from incurring additional indebtedness. Debenture holders waived this restriction on the incurrence of additional indebtedness was waived by debenture holders with respect to the March 15, 1996 credit facility. As a condition to the waiver, the Company executed a Second Supplemental Indenture dated March 15, 1996 which provided that beginning on the last business day of September 1998 and continuing on the last business day of each month thereafter to and including June 1999, the Company will deposit with the trustee of these debentures $600,000 less an amount equal to 8-3/4% Debentures repurchased during the period prior to the monthly payment date. Total deposits, including interest earned thereon, are to be paid as principal and interest when these debentures are due. As of January 30, 1998, $3.0 million of deposits due are classified as a current liability.

         The Company plans to place into service $5.3 million of machinery and equipment during 1998. As of the end of the first quarter, $894,000 had been expended on machinery and equipment purchases. This equipment primarily will improve dyeing and finishing capabilities as well as replace older weaving equipment with new looms in order to improve production speed, efficiency and product quality and expand styling diversity. Management anticipates that substantially all of the equipment will be placed into service through operating leases and thus not included in the Company's balance sheet.

         Management believes cash flows from operations and funds available under the revolving credit line will provide the Company with sufficient funds to meet its 1998 cash needs, and, assuming no significant deterioration in current market conditions or interest rates, for the foreseeable future.

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

                           PART II. OTHER INFORMATION
                           --------------------------

Item 6.  Exhibits and Reports on Form 8-K
-----------------------------------------

     (a) Exhibits

         Exhibits to this report are listed in the accompanying index to exhibits.

     (b) Reports on Form 8-K

         No reports on Form 8-K were filed during the quarter ended January 30, 1998.

                                   SIGNATURES
                                   ----------

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              TEXFI INDUSTRIES, INC.
                                   (Registrant)



Date:  March 16, 1998         By:S/Dane L. Vincent
                                 ------------------
                                   Dane L. Vincent
                                   Chief Financial Officer
                                   and Treasurer

                             TEXFI INDUSTRIES, INC.
                             ----------------------
                                INDEX TO EXHIBITS
                                -----------------

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

*4(a)(2) Indenture dated September 8, 1993 between Registrant and The First Union National Bank of North Carolina, Trustee, with copy of 8-3/4% Senior Subordinated Debenture due August 1, 1999, filed as Exhibit 4(c)(2) to Registrant's Form 10-Q Quarterly Report for the fiscal quarter ended July 30, 1993.

*4(a)(3) First Supplemental Indenture dated as of March 10, 1995, between Registrant and First Union National Bank of North Carolina, as Trustee, filed as Exhibit 4(a)(1) to Registrant's Form 8-K Current Report as of March 15, 1996.

*4(a)(4) Second Supplemental Indenture dated as of March 15, 1996, between Registrant and First Union National Bank of North Carolina, as Trustee, filed as Exhibit 4(a)(2) to Registrant's Form 8-K Current Report as of March 15, 1996.

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

*4(d)(10)         Third Amendment dated January 30, 1997 to the Credit
                  Agreement dated as of March 15, 1996 among Registrant, as Borrower, certain Lenders referred to therein, NationsBank, N.A., as Agent, and NationsBanc Commercial Corporation, as
                  Disbursing Agent, filed as Exhibit 4(d)(10) to Registrant's
                  Form 10-Q dated January 31, 1997.

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

*4(d)(13)         Fifth Amendment dated October 8, 1997 to the Credit Agreement dated March 15, 1996 among Registrant, as Borrower, certain
                  Lenders referred to therein, and NationsBank, N.A., as Agent filed as Exhibit 4(d)(13) to Registrant's Form 10-K filed for the fiscal year ended October 31, 1997.

*4(d)(14)         Amended and Restated Loan and Security Agreement dated
                  December 19, 1997 to the Credit Agreement dated March 15, 1996 among Registrant, as Borrower, the Financial Institutions referred to therein, and BankBoston, N.A., as Agent filed as
                  Exhibit 4(d)(14) to Registrant's Form 10-K for the fiscal year ended October 31, 1997.

11                Computation of Earnings Per Share

* Incorporated by reference to previous filing.