Form 10-K/A
period 1997-10-31
TEXFI INDUSTRIES INC
filed 1998-06-22
CIK 97579

                                    FORM 10-K/A



                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

(Mark One)
     [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
For the fiscal year ended      October 31, 1997
                           ---------------------------

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
For the transition period from ____________ to ____________
Commission File Number    1-6797
                       -----------

                             TEXFI INDUSTRIES, INC.
               (Exact name of registrant as specified in charter)

           Delaware                                             56-0795032
--------------------------------                           -------------------
(State or other jurisdiction of                            (I.R.S. Employer
incorporation or organization)                             Identification No.)


1430  Broadway, 13th Floor, New York, NY                          10018
--------------------------------------------                      -----
  (Address of principal executive offices)                      (ZIP Code)
Registrant's telephone number, including area code            (212) 930-7200


Securities registered pursuant to Section 12(b) of the Act:

                                                   NAME OF EACH EXCHANGE ON
     TITLE OF EACH CLASS                               WHICH REGISTERED
     -------------------                               ----------------
Common Stock, par value $1.00 per share          New York Stock Exchange, Inc.
---------------------------------------          -----------------------------
8-3/4% Senior Subordinated Debentures
due August 1, 1999                               New York Stock Exchange, Inc.
---------------------------------------          -----------------------------

Securities registered pursuant to Section 12(g) of the Act:   None
                                                            --------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No___


Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K/A or any amendment to this Form 10-K/A. [ ]


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

NOTE: This Form 10-K/A for the year ended October 31, 1997 is being filed together with Form 10-Q/A for the first quarter ended January 30, 1998 in order to reflect restatement of the Company's financial statements for the fourth quarter of 1997 and the first quarter of 1998. Items 1, 6, 7, 8, and 14(a), as well as, Exhibit 11 are amended. Other items are not amended and are not included in this filing.



PART I

Item 1.  Business.


     Texfi Industries, Inc. ("the Company") was incorporated in Delaware in 1963. The Company manufactures and markets a diverse line of textile products from a variety of raw materials, including natural and synthetic materials. The Company's offices are located at 1430 Broadway, 13th Floor, New York, New York 10018, telephone (212) 930-7200.


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

     The Company reported a 1997 equity in loss of joint venture of $1.6 million representing its share of costs related to the startup of Rival Sport, LLC ("Rival"). Rival, a joint venture between the Company and NHL Enterprises, was created in February 1997 to market and source a branded line of hockey-related apparel. As a condition precedent to the Company's amending and restating its credit facility, the Company was required to divest its interest in Rival and accordingly, on December 18, 1997, the Company sold its investment in Rival to Clarendon Holdings, LLC ("Clarendon"), an affiliate of certain executive officers of the Company. In exchange for the Company's 50% ownership interest, it received a secured $4.5 million single balloon payment note due December 15, 2007, which bears interest annually of 5%. The note provides for mandatory prepayment(s) when Clarendon receives a cash distribution(s) from Rival pursuant to the terms of the operating agreement between Clarendon and NHL Enterprises or in the event Clarendon declares bankruptcy or fails to make a payment when due under the note. The Company's note represents its net investment in Rival on the date of sale. While the sale does not immediately provide cash to the Company, it eliminates the Company's obligation to invest additional cash in this startup joint venture in the future. During 1997, the Company invested $4.9 million in Rival. As a result of discussions with the staff at the SEC, due to continued and anticipated future losses at Rival and in light of the terms of the note received from the sale of Rival; the Company has restated its 1997 Financial statements in order to reflect an impairment of $3.4 million against its net investment in Rival as of October 31, 1997.



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

Item 4.  Submission of Matters to a Vote of Security Holders.

     Not applicable.

Item 4A.  Executive Officers of the Registrant.



                                    All Positions and Offices with
Name                       Age      the Registrant Presently Held
----                       ---      -----------------------------
Richard L. Kramer          48       Chairman of the Board of Directors
William L. Remley          47       Chief Executive Officer, Vice Chairman
                                    of the Board of Directors
Andrew J. Parise, Jr.      50       President, Chief Operating Officer, and Director
Dane L. Vincent**          41       Chief Financial Officer, Vice President, Finance
                                    Treasurer
Gerald A. Rubinfeld        52       President, Texfi Blends division
H. Evans Stembridge        38       Executive Vice President, Operations
Tim L. Courtney            58       Vice President, Administration
Thomas M. Gilreath         55       Corporate Controller, Assistant Secretary


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


**       In May 1998, Mr. Robert P. Ambrosini was appointed Chief Financial
Officer and Executive Vice President responsibile for overseeing all aspects of the Company's financial matters. Mr. Dane L.Vincent is no longer with the Company as of May 31, 1998.

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

Item 6.  Selected Financial Data

FIVE-YEAR REVIEW OF PERFORMANCE
(Dollar amounts in thousands except per share data and the number of employees)



                                   1997**       1996         1995*        1994*        1993
                                    ----        ----         -----        -----        ----
                                 Restated
Summary of Operations
Net Sales ....................   $ 207,400    $ 192,150    $ 185,685    $ 162,301    $ 237,265
                                 ---------    ---------    ---------    ---------    ---------
Cost and expenses:
  Cost of goods sold .........     179,449      166,173      162,642      146,477      212,633
  Selling, general and
    administrative ...........      15,541       13,897       11,843        9,300       16,328
  Restructuring(income)charge         (491)       3,257         --           --           --
  Interest ...................      10,297       10,254       11,994       10,656       10,190
  Equity in loss of joint
     venture .................       1,603         --           --           --           --
 Impairment of
     joint venture   .........       3,370         --           --           --           --
Other (income) expense .......        (138)          (7)         (60)      (1,548)       2,000
Other (income) expense .......        (138)          (7)         (60)      (1,548)       2,000
                                 ---------    ---------    ---------    ---------    ---------
      Total cost and expenses      209,631      193,574      186,419      164,885      241,151
                                 ---------    ---------    ---------    ---------    ---------
Loss before
    discontinued operations ..      (2,231)      (1,424)        (734)      (2,584)      (3,886)
Discontinued operations;
      Loss from operations ...        --         (5,162)        (855)      (5,767)      (3,244)
      Loss on disposal .......        (990)     (10,993)     (15,325)        --         (1,353)
                                 ---------    ---------    ---------    ---------    ---------
  Net Loss...................       (3,221)     (17,579)     (16,914)      (8,351)      (8,483)

  Redeemable preferred stock:
    Dividends paid ...........        --           --           --           --           (555)
  Net Loss available
    for common shareholders ..   $  (3,221)   $ (17,579)   $ (16,914)   $  (8,351)   $  (9,038)
                                 =========    =========    =========    =========    =========
  Net Loss from
    continuing operations
    per share ................   $    (.26)   $    (.16)   $    (.09)   $   ( .32)   $    (.58)
                                 =========    =========    =========    =========    =========
  Net Loss) per share            $    (.37)   $   (2.02)   $   (1.96)   $   (1.03)   $   (1.18)
                                 =========    =========    =========    =========    =========
--------------------------------------------------------------------------------------------------
Cash Flow Data
Capital expenditures .........   $   9,099    $   9,315    $   2,966    $   3,333    $  10,054
Depreciation .................       5,079        7,412        8,182        9,441        8,693
Cost of equipment placed in
  service under operating
  leases .....................       7,690        5,025        2,965         --           --
--------------------------------------------------------------------------------------------------
Financial Position at Year End
Receivables ..................   $  40,795    $  44,570      $ 9,173    $  10,350    $  17,138
Inventories ..................      19,914       22,179       28,092       42,131       38,908
Current assets ...............      63,498       68,468       40,089       56,184       60,930
Property, plant & equipment,
  net ........................      28,254       30,223       50,514       75,945       82,211
Total assets .................      96,697      114,190       96,045      137,180      149,660
Current liabilities ..........      37,362       40,907       37,408       44,013       44,310
Revolving credit line ........      33,919       38,967         --           --           --
Long-term debt ...............       5,500        9,952       12,471       25,015       32,968
Subordinated debentures ......      35,631       36,943       40,724       45,127       45,187
Other long-term obligations ..         175          562        1,205        1,842        2,652
Shareholders'(deficit) equity      (15,890)     (13,141)       4,237       21,183       24,543
Working capital ..............      26,136       27,561        2,681       12,171       16,620
--------------------------------------------------------------------------------------------------
Other Data
Number of employees ..........       1,559        2,201        3,221        4,399        4,404

Book Value Per Share .........   $   (1.79)   $   (1.50)   $    0.49    $    2.45      $  3.19

Common Stock Price Range:
High .........................   $   5.375    $   3.375    $   3.375    $   5.125      $  9.000
Low ..........................       2.375        2.250        2.375        2.750         3.755
--------------------------------------------------------------------------------------------------


**Certain amounts in the 1997 financial statements have been restated to reflect the impairment of the joint venture. Refer to Note 17, Restatement, included in the Notes to Consolidated Financial Statements for the Year Ended
  October 31, 1997.


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


         The equity in loss of joint venture of $1.6 million for 1997 represents the Company's share of costs related to the startup of Rival Sport, LLC ("Rival"). Rival, a joint venture between the Company and NHL Enterprises, was created in February 1997 to market and source a branded line of hockey-related apparel. As more fully described in the Notes to the Financial Statements, the $3.4 million impairment of joint venture reflects the write-off against the Company's net investment in Rival as of October 31, 1997.


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


         The Company's operating activities generated net cash of $13.7 million during the 1997 fiscal year. This cash was a result of net loss of $3.2 million adjusted for the equity in loss of joint venture ($1.6 million), impairment of joint venture ($3.4 million), depreciation and amortization ($5.9 million) provision for losses on accounts impairment of joint venture ($3.4 million),receivable ($199,000), and net loss on disposition of property, plant and equipment ($104,000), none of which required cash. In addition, decreases in accounts receivable of $3.6 million and inventory of $2.3 million and an increase in prepaid and other assets of $99,000 contributed to the net cash flow provided by operations. Net cash from operations of $13.7 million, $16.0 million proceeds from the sale of property, plant and equipment, $472,000 proceeds from employee stock plans and $10.0 million in long-term debt proceeds were used to purchase property, plant and equipment of $9.1 million, repay long-term debt of $16.0 million, repurchase $3.7 million of subordinated debentures, invest $4.9 million in the joint venture, pay loan amendment costs of $458,000, and reduce the revolving credit line by $5.1 million.

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


         As a condition precedent to the Company's amending and restating its credit facility, the Company was required to divest its interest in Rival and accordingly, on December 18, 1997, the Company sold its investment in the joint venture, Rival to Clarendon Holdings, LLC ("Clarendon"), an affiliate of certain executive officers of the Company. In exchange for the Company's 50% ownership interest, it received a secured $4.5 million single balloon payment note due December 15, 2007, which bears interest annually of 5%. The note provides for mandatory prepayment(s) when Clarendon receives a cash distribution(s) from Rival pursuant to the terms of the operating agreement between Clarendon and NHL Enterprises or in the event Clarendon declares bankruptcy or fails to make a payment when due under the note. The Company's note represents its net investment in Rival on the date of sale. While the sale does not immediately provide cash to the Company, it eliminates the Company's obligation to invest additional cash in this startup joint venture in the future. During 1997, the Company invested $4.9 million in Rival. As a result of the discussions with the staff of the SEC, due to continued and anticipated future losses at Rival and in light of the terms of the note received from the sale of Rival; the Company has restated its 1997 financial statements in order to reflect an impairment of $3.4 million against its net investment in Rival as of October 31, 1997.


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

Item 8. Financial Statements and Supplementary Data
---------------------------------------------------


CONSOLIDATED STATEMENTS OF OPERATIONS
For the fiscal years ended October 31, 1997, November 1, 1996 and November 3, 1995 (Dollar amounts in thousands except number of shares and per share data)


                                                   1997      1996      1995
                                                   ----      ----      ----
                                                 Restated
Net Sales .....................................  $207,400  $192,150  $185,685

Cost and Expenses:
  Cost of goods sold ..........................   179,449   166,173   162,642
  Selling, general and administrative .........    15,541    13,897    11,843
  Restructuring (income) charge................      (491)    3,257        --
                                                --------- --------- ---------
      Total ...................................   194,499   183,327   174,485
                                                --------- --------- ---------

Operating Income ..............................    12,901     8,823    11,200

Other Expense (Income):
  Interest ....................................    10,297    10,254    11,994
  Equity in loss of joint venture .............     1,603        --        --
  Impairment of joint venture..................     3,370        --        --
  Other, net ..................................      (138)       (7)      (60)
                                                --------- --------- ---------
      Total ...................................    15,132    10,247    11,934
                                                --------- --------- ---------

Net Loss from
   Continuing Operations ......................    (2,231)   (1,424)     (734)

Discontinued Operations:
  Loss from operations of discontinued
    operations.................................       --     (5,162)     (855)
  Loss on disposal of discontinued
    operations.................................      (990)  (10,993)  (15,325)
                                                --------- --------- ---------
Net Loss from Discontinued Operations..........      (990)  (16,155)  (16,180)
                                                --------- --------- ---------

Net Loss.......................................  $ (3,221) $(17,579) $(16,914)
                                                ========= ========= =========

Weighted Average Number of Shares ............. 8,806,865 8,696,177 8,651,668
                                                ========= ========= =========

Loss Per Share
    Loss from
         continuing operations ................  $   (.26) $   (.16) $   (.09)
    Loss from discontinued operations..........      (.11)    (1.86)    (1.87)
                                                --------- --------- ---------
    Net Loss ..................................  $   (.37) $  (2.02) $  (1.96)
                                                ========= ========= =========



See notes to consolidated financial statements.

CONSOLIDATED BALANCE SHEETS
October 31, 1997 and November 1, 1996
(Dollar amounts in thousands)



ASSETS                                                   1997       1996
------                                                   ----       ----
                                                       Restated
Current Assets:
  Cash and cash equivalents .........................  $  1,434   $    418
  Receivables:
    Due from factor .................................    35,494     40,885
    Trade, less allowances ($645-1997; $1,899-1996)..     4,486      3,555
    Other ...........................................       815        130
  Inventories .......................................    19,914     22,179
  Prepaid expenses ..................................     1,355      1,301
                                                       --------   --------
       Total.........................................    63,498     68,468

Property, Plant and Equipment - net .................    28,254     30,223

Property, Plant and Equipment Held for
    Disposal - net...................................     3,318     13,461
Other Assets ........................................     1,627      2,038
                                                       --------   --------
                                                       $ 96,697   $114,190
                                                       ========   ========
LIABILITIES AND SHAREHOLDERS' DEFICIT
Current Liabilities:
  Current maturities of long-term debt ..............  $  5,015   $  6,563
  Current maturities of subordinated debentures......     1,200      3,537
  Accounts payable ..................................    28,110     22,182
  Other liabilities..................................     3,037      8,625
                                                       --------   --------
       Total.........................................    37,362     40,907

Revolving Credit Line ...............................    33,919     38,967

Long-term Debt ......................................     5,500      9,952

Subordinated Debentures .............................    35,631     36,943

Other Long-term Obligations .........................       175        562

Contingent Liabilities and Commitments

Shareholders' Deficit:
  Common stock, $1.00 par value - authorized 20,000,000
    shares; outstanding 8,859,098 shares in 1997 and
    8,735,491 shares in 1996 ........................     8,859      8,735
  Additional paid-in capital ........................    25,534     25,186
  Accumulated deficit ...............................   (50,283)   (47,062)
                                                       --------   --------
      Total..........................................   (15,890)   (13,141)
                                                       --------   --------

                                                       $ 96,697   $114,190
                                                       ========   ========


See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMMON SHAREHOLDERS' (DEFICIT) EQUITY
For the fiscal years ending October 31, 1997, November 1, 1996 and November 3, 1995
(Dollar amounts in thousands)



                                  Common Stock
                                  $1 Par Value     Additional
                               -----------------    Paid-in  Accumulated
                               Shares     Amount    Capital    Deficit    Total
                               ------     ------    -------    -------    -----

October 28, 1994 ............ 8,652,621   $8,653    $25,099  $(12,569)   $21,183

  Net loss for fiscal 1995...                                 (16,914)   (16,914)
  Restricted stock forfeitures   (5,000)      (5)       (34)                 (39)
  Stock issued under various
    employee stock plans.....     3,069        3          4                    7
                              ---------   ------    -------  --------   --------

November 3, 1995 ............ 8,650,690    8,651     25,069   (29,483)     4,237

  Net loss for fiscal 1996...                                 (17,579)   (17,579)
  Stock issued under various
    employee stock plans.....    84,801       84        117                  201
                              ---------   ------    -------  --------   --------

November 1, 1996 ............ 8,735,491   $8,735    $25,186  $(47,062)  $(13,141)

  Net loss for fiscal 1997
    (as restated) ...........                                  (3,221)    (3,221)
  Stock issued to directors..   105,735      106        320                  426
  Stock issued under various
    employee stock plans.....    17,872       18         28                   46
                              ---------   ------    -------  --------   --------

October 31, 1997
   (as restated)............. 8,859,098   $8,859    $25,534  $(50,283)  $(15,890)
                              =========   ======    =======  ========   ========



See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
For the fiscal years ended October 31, 1997, November 1, 1996 and
November 3, 1995
(Dollar Amounts in thousands)


                                                        1997      1996      1995
                                                        ----      ----      ----
                                                     Restated
Operating Activities:
  Net loss........................................   $ (3,221)  $(17,579) $(16,914)
  Adjustments to reconcile net loss to net
      cash provided by (used in)
         operating activities:
         Equity in loss of joint venture ..........     1,603        --         --
      Impairment of joint venture..................     3,370        --         --
      Depreciation and amortization ...............     5,859      8,405     9,147
      Provision for losses on accounts receivable .       199      2,102     3,196
      Loss on disposition of property,
        plant and equipment........................       104      4,247     9,356
         Loss on disposition of unamortized
           goodwill ...............................        --      1,903        --
      Change in operating assets and liabilities:
          Accounts receivable .....................     3,576    (37,499)   (2,019)
          Inventories .............................     2,265      5,913    14,039
          Prepaid and other assets ................       (52)       757       386
          Accounts payable and other liabilities ..       (47)     1,208    (4,232)
                                                    ---------  ---------  --------
      Net Cash Provided by (Used in)
         Operating Activities .....................    13,656    (30,543)   12,959
                                                    ---------  ---------  --------

Investing Activities:
  Purchases of property, plant and equipment ......    (9,099)    (9,315)   (2,966)
  Proceeds from sale of property, plant and
    equipment .....................................    16,028      5,494     9,434
                                                    ---------  ---------  --------
      Net Cash Provided by (Used in) Investing
      Activities ..................................     6,929     (3,821)    6,468
                                                    ---------  ---------  --------

Financing Activities:
  Proceeds from long-term debt borrowings .........    10,000     19,000        --
  Net (repayments) borrowings from Revolver Debt ..   (5,048)     38,967        --
  Payments on long-term debt and capital lease
    obligations ...................................   (16,000)   (22,919)  (15,554)
  Payments for repurchase of subordinated debentures   (3,649)      (244)   (4,403)
  Investment in joint venture .....................   (4,886)         --        --
  Capitalized loan costs...........................      (458)      (970)     (159)
  Proceeds from stock plans, net...................       472        201       (32)
                                                    ---------  ---------  --------
Net Cash (Used in) Provided by Financing
      Activities ..................................   (19,569)    34,035   (20,148)
                                                    ---------  ---------  --------

Increase (Decrease) in
         Cash and Cash Equivalents ................     1,016       (329)     (721)

      Cash and Cash Equivalents at
         Beginning of Period ......................       418       747      1,468
                                                    ---------  ---------  --------
      Cash and Cash Equivalents at
         End of Period ............................ $   1,434  $     418  $    747
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
                                  =======           =======             ======

Per share
 weighted average
 fair value of
 options granted                  $  2.76           $  2.07             $ 2.58
                                  =======           =======             ======

Weighted average years of
 contractual life of
 stock options granted               8.65              5.00               5.00
                                  =======           =======             ======

Risk-free
 interest rate                          5%                5%                 5%
                                  =======           =======             ======

Volatility
  factor                            .6046             .6319              .5628
                                  =======           =======             ======

Dividend yield                          0%                0%                 0%
                                  =======           =======             ======


                                                     1997         1996
                                                     ----         ----
                                                  Restated
                                                      (in thousands)
Net loss as reported............................  $(3,221)      $(17,579)
                                                  =======       ========
Pro forma net loss..............................  $(3,246)      $(17,582)
                                                  =======       ========

                                                      1997        1996
                                                     ----         ----
                                                 Restated
Net loss per share as reported..................  $  (.37)      $( 2.02)
                                                  =======       ========
Pro forma net loss per share ...................  $  (.37)      $( 2.02)
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


15  Joint Venture
         As a condition precedent to the Company's amending and restating its credit facility, the Company was required to divest its interest in Rival and accordingly, on December 18, 1997, the Company sold its 50% ownership interest in its joint venture to an entity affiliated with certain of the Company's executive officers. The Company received a secured $4.5 million ten-year note which bears interest at 5.0% per annum in exchange for its 50% ownership interest which approximated $3.4 million at October 31, 1997 plus cash invested in the joint venture subsequent to year end through the date of sale. (See also
Note 17)

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


17   Restatement
         Subsequent to the issuance of the Company's financial statements and Annual Report on Form 10-K, the Company determined that there had been an other than temporary impairment to the net investment in its joint venture, Rival, and the note received in from the divestiture of that joint venture (as more fully described in note 15 above). The Company has restated its 1997 financial statements to write-off $3.4 million against the net investment in its joint venture, Rival, as of October 31, 1997. This restatement resulted in reductions of the previously reported net income, investment in joint venture, and accumulated deficit by $3.4 million. Additionally, the 1997 net income per share of $.02 has been reduced to a $.37 net loss per share.

18   Subsequent Event

     During the second quarter of 1998, the Company's net sales from remaining operations declined by $14.7 million (30%) from the comparable 1997 quarter. The decrease in net sales was attributable primarily to unusually high imports of competing fabrics and finished apparel from Asia, specifically in the missy and junior wear markets. The lower net sales and resulting net loss triggered violations of the Company's credit facility financial covenants and minimum availability requirement. Accordingly, on June 5, 1998, the Company entered into a Forbearance Agreement with the credit facility lenders which provides that during the forbearance period defined as June 5 through July 24, 1998, the credit facility lenders will not, solely by reason of the defaults noted above, exercise any right or remedy available upon default. The Forbearance Agreement also (a) reduced the aggregate revolving credit line to $31.0 million, (b) revised both the minimum availability requirement and its definition, (c) increased applicable interest margins by 0.50%, and (d) changed the interest payment periods to monthly, all during the forbearance period, and (e) deferred term loan principal payments totaling $1.0 million.

     The Forbearance Agreement is conditioned on the deferral of management fees to an entity owned by certain Company executive officers and the execution of a guaranty of the facility obligations to the extent of $1.0 million, backed by an irrevocable stand-by letter of credit in such amount. In consideration, the entity received from the Company a ten-year option to purchase 600,000 shares of common stock and an amendment of the purchase price and option period related to a related entity's existing option to purchase 600,000 shares of common stock.

     The Company has taken a number of steps designed to bring its cost structure in line with its decreased sales volume. One step was to shut down certain weaving operations in May 1998. In addition, the Company is pursuing additional cost reductions, including the elimination of personnel and various fixed costs in order to stabilize operations, while negotiating in good faith with both the current credit facility lenders and other financial institutions in order to structure a revised long-term credit facility that will be compatable with the Company's financial position and plan.

Item 8.  Report of Independent Auditors

Board of Directors and Shareholders of
Texfi Industries, Inc.


We have audited the accompanying balance sheets of Texfi Industries, Inc. and subsidiary as of October 31, 1997 and November 1, 1996, and the related statements of operations, shareholders' (deficit) equity and cash flows for each of the three years in the period ended October 31, 1997. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

     Since the date of completion of our audit of the accompanying financial statements and schedule and initial issuance of our report thereon dated December 30, 1997, the Company, as discussed in Note 18, has experienced a substantial reduction in net sales that adversely affects the Company's current results of operations and liquidity. Note 18 describes management's plans to address these issues.

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

     As discussed in Note 17 to the accompanying consolidated financial statements, the Company has restated its financial statements for the year ended October 31, 1997.


                                                       Ernst & Young LLP

Raleigh, North Carolina
December 30, 1997, except for
Notes 17 and 18, as to which the date
is June 10, 1998

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

                                          TEXFI INDUSTRIES, INC.



Date:  June 22, 1998                       By: /s/Richard L. Kramer
                                             ------------------------
                                               Richard L. Kramer
                                               Chairman of the Board
                                               of Directors


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


     Signature                      Title                                   Date
     ---------                      -----                                   ----
s/Richard L. Kramer                 Chairman of the Board of           June 22, 1998
-----------------------             Directors
Richard L. Kramer

s/William L. Remley                 Chief Executive Officer            June 22, 1998
-----------------------             and Vice Chairman of the
William L. Remley                   Board of Directors


s/Andrew J. Parise, Jr.             President and Chief                June 22, 1998
-----------------------             Operating Officer
Andrew J. Parise, Jr.

s/Richard C. Hoffman                Director                           June 22, 1998
-----------------------
Richard C. Hoffman

s/Joel J. Karp                      Director                           June 22, 1998
-----------------------
Joel J. Karp

s/Michael D. Schenker               Director                           June 22, 1998
-----------------------
Michael D. Schenker

s/Robert P. Ambrosini               Chief Financial Officer            June 22, 1998
-----------------------             and Executive Vice President
Robert P. Ambrosini                 (Principal Accounting Officer)



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
                             (Amounts in thousands)



                                                    Fiscal Year
                                              ------------------------
                                               1997     1996     1995
                                               ----     ----     ----
RESERVES DEDUCTED FROM ASSETS                 Restated
TO WHICH THEY APPLY:

Allowance for doubtful accounts and claims:
   Balance at beginning of year               $1,899   $1,362   $4,287

   Net additions charged to income:
     Doubtful accounts                           199    1,342      526
     Claims and allowances                      --        760    2,670
                                              ------    -----    -----
                                                 199    2,102    3,196
   Deductions for accounts written off as
     uncollectible (net of recoveries)         1,453    1,565    6,121
                                              ------    -----    -----

   Balance at end of year                     $  645   $1,899   $1,362
                                              ======   ======   ======
   Reserve for impairment of long-lived
      assets:
      Balance at beginning of year..........  $   --   $   --   $   --
      Net additions charged to income:
         Impairment of joint venture........   3,370       --       --
                                              ------   -------  ------
                                               3,370       --       --

      Balance at end of year................  $3,370   $   --   $   --
                                              ======   =======  ======

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