Form 10-Q/A
period 1998-01-30
TEXFI INDUSTRIES INC
filed 1998-06-22
CIK 97579

FORM 10-Q/A


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


              1430 Broadway, 13th Floor, New York, New York 10018

------------------------------------------------------------------------
                    (Address of principal executive offices)
                                   (ZIP Code)


                                 (212) 930-7200

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

                          QUARTERLY REPORT ON FORM 10-Q/A

                          ------------------------------
                     FOR THE QUARTER ENDED JANUARY 30, 1998
                     ---------------------------------------

                         PART I - FINANCIAL INFORMATION
                         ------------------------------


NOTE: This Form 10-Q/A for the quarter ended January 30, 1998 is being filed together with Form 10-K/A for the year ended October 31, 1997 in order to reflect restatement of the financial statements for the first fiscal quarter of 1998 and the fourth quarter of 1997. Items 1 and 2, as well as Exhibit 11 are amended. Other items are not amended and are not included in this filing.




Item 1.  Consolidated Financial Statements

         Texfi Industries, Inc. (the Company") has prepared the consolidated financial statements included herein, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. The consolidated balance sheet as of October 31, 1997 has been taken from the audited financial statements as of that date. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company's latest Annual Report on Form 10-K/A.

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

         Consolidated Statements of Cash Flows for the thirteen weeks ended January 30, 1998 and January 31, 1997

         Condensed Notes to Consolidated Financial Statements

                             TEXFI INDUSTRIES, INC.
                             ----------------------

                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                -------------------------------------------------
                      (in thousands, except per share data)


                                          Thirteen Weeks Ended
                                          ----------------------
                                        January 30,     January 31,
                                           1998            1997
                                        ----------      ----------
                                         Restated
Net Sales ...........................   $   41,776      $   48,545

Cost and Expenses:
  Cost of goods sold ................       36,494          41,263
  Selling, general and admin. .......        2,872           3,555
                                        ----------      ----------
    Total ...........................       39,366          44,818
                                        ----------      ----------

Operating Income ....................        2,410           3,727

Other Expense (Income):
  Interest ..........................        2,154           2,521
  Equity in loss of joint venture....           --             164

  Impairment of note receivable......        1,154             --

  Other, net ........................           (1)            (26)
                                        ----------       ---------
    Total ...........................        3,307           2,659
                                        ----------       ---------

(Loss) Income before Income Taxes....         (897)          1,068

Provision for Income Taxes...........           --              21
                                         ---------       ---------

Net (Loss) Income ...................   $     (897)      $    1,047
                                        ==========      ==========

Net (Loss) Income per Share:

  Basic..............................   $     (.10)     $      .12
                                        ==========      ==========

  Diluted............................   $     (.10)     $      .12
                                        ==========      ==========





See Notes to Consolidated Financial Statements on page 6.

                             TEXFI INDUSTRIES, INC.
                             ----------------------
                           CONSOLIDATED BALANCE SHEETS
                           ----------------------------
                                 (in thousands)

                                           (Unaudited)
                                          January  30,      October 31,
                                              1998            1997
                                           -----------    --------
                                            Restated      Restated
ASSETS

CURRENT ASSETS:
   Cash and cash equivalents ...............  $     311         1,434
   Receivables:
      Due from factor........................    25,912        35,494
      Trade..................................     6,370         4,486
      Other .................................       373           815
   Inventories ..............................    18,851        19,914
   Prepaid Expenses..........................     2,822         1,355
                                                -------       -------
     Total...................................    54,639        63,498

PROPERTY, PLANT AND EQUIPMENT - Net .........    27,897        28,254
PROPERTY, PLANT AND EQUIPMENT HELD FOR
  DISPOSAL - Net ............................     1,828         3,318
OTHER ASSETS ................................     1,753         1,627
                                               --------      --------
                                               $ 86,117      $ 96,697
                                               ========      ========

LIABILITIES AND SHAREHOLDERS' DEFICIT

CURRENT LIABILITIES:
   Current maturities of long-term debt .....  $  6,350      $  5,015
   Current maturities of sub. debt...........     3,000         1,200
   Accounts payable .........................    20,960        28,110
   Other liabilities.........................     3,241         3,037
                                               --------      --------
      Total..................................    33,551        37,362

REVOLVING CREDIT LINE........................    31,280        33,919
LONG-TERM DEBT ..............................     4,000         5,500
SUBORDINATED DEBENTURES .....................    33,822        35,631
OTHER LONG-TERM OBLIGATIONS .................       255           175

COMMON SHAREHOLDERS' DEFICIT:
   Common stock, $1.00 par value ............     8,859         8,859
   Additional paid-in capital ...............    25,534        25,534
   Accumulated deficit.......................   (51,179)      (50,283)
                                               --------       -------
      Total..................................   (16,786)      (15,890)
                                               --------      --------
                                               $ 86,117      $ 96,697
                                               ========      ========



See Notes to Consolidated Financial Statements on page 6.

                             TEXFI INDUSTRIES, INC.
                             -----------------------

                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                -------------------------------------------------
                                 (in thousands)

                                                 Thirteen Weeks Ended
                                                 -------------------------
                                                 January 30,    January 31,
                                                    1998           1997
                                                   -------       ------
                                                  Restated
OPERATING ACTIVITIES
  Net (loss) income ........... ..................  $  (897)    $ 1,047
  Adjustments to reconcile net (loss) income to
    net cash provided by operating activities:
    Equity in loss of joint venture ..............      --          164
    Impairment of note receivable.................    1,154         --
    Depreciation & amortization ..................    1,438       1,249
    Provision for losses on accounts receivable ..      --          126
    Gain on disposition of property,
      plant and equipment.........................       (1)        (14)
    Change in operating assets and liabilities:
      Accounts receivable ........................    8,140       1,353
      Inventories ................................    1,063         408
      Prepaid and other assets ...................   (1,437)       (603)
      Accounts payables and other liabilities ....   (6,870)      1,116
                                                     ------     -------
   NET CASH PROVIDED BY
   OPERATING ACTIVITIES ..........................    2,590       4,846
                                                     ------     -------

INVESTING ACTIVITIES
  Purchases of property, plant and equipment .....     (894)     (3,101)
  Proceeds from sale of property, plant and
    equipment.....................................    1,490       3,121
                                                     ------     -------
   NET CASH PROVIDED BY
   INVESTING ACTIVITIES ..........................      596          20
                                                     ------     -------

FINANCING ACTIVITIES
   Payments on long-term debt obligations ........     (175)      (1,643)
   Net repayments on Revolver Debt ...............   (2,638)      (2,581)
   Investment in joint venture ...................   (1,154)        (434)
   Capitalized loan costs.........................     (342)         (80)
                                                    -------      -------
  NET CASH USED IN
  FINANCING ACTIVITIES ...........................   (4,309)     (4,738)
                                                    --------    -------

DECREASE (INCREASE)IN CASH AND CASH EQUIVALENTS ..   (1,123)        128

Cash and cash equivalents at beginning of period .    1,434         418
                                                    -------     -------

    CASH AND CASH EQUIVALENTS AT END OF PERIOD ... $    311     $   546
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


5. Subsequent to the issuance of the Company's Quarterly Report on Form 10-Q, the Company determined that there had been an other than temporary impairment to the note receivable issued on December 18, 1997 in consideration for the Company's 50% ownership interest in its joint venture, Rival Sport, LLC ("Rival"). As a result of discussions with the staff of the SEC, due to continued and anticipated future losses of Rival and in light of the terms of the note received from the sale of Rival; the Company restated its 1997 financial statements to reflect an impairment of $3.4 million against the net investment in Rival as of October 31, 1997. In addition, the Company has restated its first quarter 1998 financial statements to reserve an additional $1.1 million against the note receivable. This restatement resulted in reductions of the previously reported net income and accumulated deficit by $1.1 million and the note receivable by $4.5 million. Additionally, the 1998 first quarter net income per share of $.03 has been reduced to a $.10 net loss per share.

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

         The 1997 first quarter includes $164,000 equity in loss of joint venture which represented the Company's 50% participation in Rival entered into with NHL Enterprises to market and source a branded line of hockey-related apparel. As a condition precedent to the Company's amending and restating its credit facility, the Company was required to divest its interest in Rival and accordingly, on December 18, 1997, the Company sold its Rival ownership interest to an entity affiliated with certain Company executive officers in consideration for the issuance by the buyer to the Company of a secured $4.5 million ten-year balloon note which bears interest at 5.0% per annum and which requires prepayments from a portion of cash distributions, if any, that the buyer may receive from Rival. As a result of discussions with the staff of the SEC, due to continued and anticipated future losses at Rival and in light of the terms of the note received from the sale of Rival; the Company has restated its 1998 first quarter financial statements in order to reserve an additional $1.1 million against its note receivable. As of January 30, 1998, the reserve equaled $4.5 million, the face amount of the note.



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

         During the first fiscal quarter of 1998, operating activities generated net cash of $2.6 million. This cash was generated as a result of the $897,000 net loss adjusted for impairment of note receivable of $1.1 million, depreciation and amortization of $1.5 million, together with a decrease in accounts receivable of $8.1 million and inventories of $1.1 million which offset increases in prepaid and other assets of $1.4 million and decreases in accounts payable and other liabilities of $6.9 million. Cash flow from operations, $1.5 million in proceeds from the sale of property, plant and equipment and cash on hand provided funds to invest $1.1 million in the joint venture, repay long-term debt of $175,000, purchase property, plant and equipment totaling $894,000, pay loan amendment costs of $342,000 and reduce the revolving line of credit
$2.7 million.







         On March 15, 1996, the Company entered into a $74.0 million credit facility consisting of a $19.0 million term loan and a revolving credit line, which could not exceed $52.0 million. On December 19, 1997, the Company amended and restated the credit facility. As amended, the credit facility consists of a $10.0 million term loan payable in sixteen equal installments of $500,000 beginning in February 1998 and a $2.0 million balloon payment due May 31, 1999 and a $45.0 million revolving credit line due to expire in conjunction with the term loan's balloon payment. The credit facility is secured by substantially all of the Company's assets. The credit facility provides for the Company to elect interest rates based upon either a Eurodollar or prime interest rate plus an established margin. In addition, the Company may elect interest periods ranging from 30 to 180 days depending upon the interest rate election. The Company is required to comply with a Minimum EBITDA and Minimum Adjusted Fixed Charge Coverage Ratio as defined by the facility. The facility imposes restrictions on the Company's rental expense, additional indebtedness, acquisitions, capital expenditures, the sale or disposal of assets, and the payment of dividends or purchase, redemption or distribution on capital stock. As of January 30, 1998, the Company was in compliance with all of the facility's covenant requirements and had funds available through the revolving credit line approximated $5.5 million.

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

                              TEXFI INDUSTRIES, INC.
                                   (Registrant)



Date:  June 22, 1998         By:S/Robert P. Ambrosini
                                 ------------------
                                   Robert P. Ambrosini
                                   Chief Financial Officer
                                   and Executive Vice President

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