Form 10-Q
period 1998-05-01
TEXFI INDUSTRIES INC
filed 1998-06-22
CIK 97579

FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   For the quarterly period ended May 1, 1998

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

           For the transition period from ____________ to ____________

                         Commission File Number - 1-6797
                                                 --------

                             TEXFI INDUSTRIES, INC.
     ---------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


            Delaware                                56-0795032
-------------------------------------      ---------------------------------
  (State or other jurisdiction of                (I.R.S. Employer
   incorporation or organization)               Identification No.)


               1430 Broadway, 13th Floor, New York, New York 10018
            ---------------------------------------------------------
                    (Address of principal executive offices)
                                   (ZIP Code)

                                 (212) 930-7200
              ----------------------------------------------------
              (Registrant's telephone number, including area code)


                  Number of shares of Common Stock outstanding
                          at June 15, 1998 - 8,859,098
                             --------------  ---------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes X   No
                                       --  --

                             TEXFI INDUSTRIES, INC.

                          QUARTERLY REPORT ON FORM 10-Q
                        FOR THE QUARTER ENDED MAY 1, 1998

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

     The consolidated financial statements included herein reflect all adjustments (none of which are other than normal recurring accruals) which are, in the opinion of management, necessary for a fair presentation of the information included. Operating results for the thirteen-week and twenty-six week periods ended May 1, 1998 are not necessarily indicative of the results that may be expected for the year ended October 30, 1998. The following consolidated financial statements are included:

         Consolidated Statements of Income for the thirteen weeks and twenty-six weeks ended May 1, 1998 and May 2, 1997

         Consolidated Balance Sheets as of May 1, 1998 and October 31, 1997

         Consolidated Statements of Cash Flows for the thirteen weeks and twenty-six weeks ended May 1, 1998 and May 2, 1997

         Condensed Notes to Consolidated Financial Statements

                             TEXFI INDUSTRIES, INC.

                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                      (in thousands, except per share data)

                                         Thirteen Weeks Ended    Twenty-six Weeks Ended
                                         --------------------    ----------------------
                                         May 1,      May 2,       May 1,       May 2,
                                          1998        1997         1998        1997
                                         --------   ---------   ---------     ---------
Net Sales ...........................  $   34,084  $   54,224   $   75,860  $  102,769
                                       ----------- -----------  ----------  ----------
Cost and Expenses:
   Cost of goods sold ...............      31,583      46,783       68,077      88,046
   Selling, general and
         administrative .............       3,155       3,930        6,027       7,335
                                       ----------- -----------  ----------  ----------
      Total .........................      34,738      50,713       74,104      95,381
                                       ----------- -----------  ----------  ----------

Operating (Loss) Income..............        (654)      3,511        1,756       7,388
                                       ----------- -----------  ----------  ----------

Other Expense (Income):
   Interest .........................       2,132       2,702        4,286       5,223
   Equity in loss
      of joint venture...............         --          395           --         559
   Impairment of note receivable.....         --           --        1,154          --
   Other,net.........................         (18)       (103)         (19)         21
                                       ----------- -----------  ----------  ----------

      Total .........................       2,114       2,994        5,421       5,803
                                       ----------- -----------  ----------  ----------

(Loss) Income before Income Taxes....      (2,768)        517       (3,665)      1,585

Provision for Income Taxes ..........        --            11          --           32

Net (Loss) Income....................  $   (2,768) $      506   $   (3,665)  $   1,553
                                       =========== ===========  ==========  ==========

Net (Loss) Income per Share:
   Basic ............................  $     (.31) $      .06   $     (.41)  $     .18
                                       =========== ===========  ==========  ==========

   Diluted ..........................  $     (.31) $      .06   $     (.41)  $     .18
                                       =========== ===========  ==========  ==========


See Notes to Consolidated Financial Statements on page 6.

                             TEXFI INDUSTRIES, INC.
                           CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                           (Unaudited)
                                             May 1,        October 31,
                                              1998            1997
                                            ----------     ------------
                                                            Restated
ASSETS

CURRENT ASSETS:
   Cash and cash equivalents ...............  $     233         1,434
   Receivables:
      Due from factor........................    21,515        35,494
      Trade..................................     6,136         4,486
      Other .................................       690           815
   Inventories ..............................    16,902        19,914
   Prepaid Expenses..........................     2,594         1,355
                                               ---------       -------
     Total...................................    48,070        63,498

PROPERTY, PLANT AND EQUIPMENT - Net .........    27,238        28,254
PROPERTY, PLANT AND EQUIPMENT HELD FOR
  DISPOSAL - Net ............................     1,290         3,318
OTHER ASSETS ................................     1,574         1,627
                                              ---------       -------
                                               $ 78,172      $ 96,697
                                              =========       =======
LIABILITIES AND SHAREHOLDERS' DEFICIT

CURRENT LIABILITIES:
   Current maturities of long-term debt .....  $  6,183      $  5,015
   Current maturities of sub. debt...........     4,800          1,200
   Accounts payable .........................    22,847        28,110
   Other liabilities.........................     2,344         3,037
                                              ---------       -------
      Total..................................    36,174        37,362

REVOLVING CREDIT LINE........................    27,390        33,919
LONG-TERM DEBT ..............................     2,000         5,500
SUBORDINATED DEBENTURES .....................    31,945        35,631
OTHER LONG-TERM OBLIGATIONS .................       217           175

COMMON SHAREHOLDERS' DEFICIT:
   Common stock, $1.00 par value ............     8,859         8,859
   Additional paid-in capital ...............    25,534        25,534
   Accumulated deficit.......................   (53,947)      (50,283)
                                              ---------       -------
      Total..................................   (19,554)      (15,890)
                                              ---------       -------
                                               $ 78,172      $ 96,697
                                              =========       =======

See Notes to Consolidated Financial Statements on page 6.

                             TEXFI INDUSTRIES, INC.
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                 (in thousands)

                                                     Thirteen Weeks Ended       Twenty-six Weeks Ended
                                                        May 1,       May 2,       May 1,            May 2,
                                                        1998         1997         1998              1997
                                                     -----------   ---------    ----------        ---------
OPERATING ACTIVITIES
Net (loss) income ....................               $  (2,768)   $    506      $ (3,665)        $  1,553
Adjustments to reconcile net (loss)
income to net cash provided by (used
in) operating activities:
         Equity in loss of
            joint venture................                   --         395            --              559
       Impairment of note receivable...                     --          --         1,154               --
         Depreciation & amortization ....                1,444       1,300         2,882            2,549
         Provision for losses on accounts
         receivable.......................                   5           7             5              133
         Gain on sale of property, plant
         and equipment....................                  (1)        (67)           (2)             (81)
Change in operating assets and liabilities:
         Accounts receivable .............               4,309      (2,823)       12,449           (1,470)
         Inventories .....................               1,949      (1,653)        3,012           (1,245)
         Prepaid and other assets ........                 252          (1)       (1,185)            (604)
         Accounts payables and accrued
         liabilities .....................                 956       1,274        (5,914)           2,390
                                                     -----------   ---------    ----------        ---------
NET CASH PROVIDED BY (USED IN)
         OPERATING ACTIVITIES                            6,146      (1,062)        8,736            3,784

INVESTING ACTIVITIES
Purchases of property, plant and
 equipment ............................                   (533)     (3,125)       (1,427)          (6,226)
Proceeds from sale-lease back of
 property, plant and equipment.........                     --       1,683            --            4,211
Proceeds from disposition of property,
 plant and equipment...................                    539       1,667         2,029            2,260
                                                     -----------   ---------    ----------        ---------
NET CASH PROVIDED BY
         INVESTING ACTIVITIES                                6         225           602              245

FINANCING ACTIVITIES
Net proceeds from Revolver debt
 borrowings............................                 (3,890)      6,284        (6,528)           3,703
Payments on long-term debt
 obligations...........................                 (2,167)     (2,780)       (2,333)          (4,423)
Investment in joint venture............                    (25)       (884)       (1,179)          (1,318)
Payments for repurchase of subordinated
 debentures ...........................                    (77)       (446)          (86)            (446)
Capitalized loan costs.................                    (71)        (37)         (413)            (117)
Proceeds from employee stock plans.....                     --         420            --              420
                                                     -----------   ---------    ----------        ---------
NET CASH (USED IN) PROVIDED BY
         FINANCING ACTIVITIES                           (6,230)      2,557       (10,539)          (2,181)
                                                     -----------   ---------    ----------        ---------
(DECREASE) INCREASE IN CASH AND
         CASH EQUIVALENTS                                  (78)      1,720        (1,201)           1,848
Cash and cash equivalents
 at beginning of period ................                   311         546         1,434              418
                                                     -----------   ---------    ----------        ---------
CASH AND CASH EQUIVALENTS
         AT END OF PERIOD                             $    233    $  2,266      $    233        $   2,266
                                                     ===========   ==========   ===========       ==========

See Notes to Consolidated Financial Statements on page 6.

                             TEXFI INDUSTRIES, INC.
              CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   May 1, 1998

1. Details of certain balance sheet captions are as follows (in thousands):

                                                 May 1,    October 31,
                                                  1998        1997
                                               ----------  -----------
1. INVENTORIES:
  Finished goods .............................  $  3,621     $  5,225
  Goods in process ...........................     8,819       10,092
  Raw materials ..............................     2,653        2,845
  Supplies ...................................     2,565        2,595
                                               ----------  -----------
       Total .................................    17,658       20,757
  Less reserves ..............................       756          843
                                               ----------  -----------
       Inventories-net........................  $ 16,902     $ 19,914
                                               ==========  ===========
PROPERTY, PLANT AND EQUIPMENT:
  Land and land improvements .................  $  2,220     $  2,220
  Buildings ..................................    16,019       16,019
  Machinery, equipment, etc. .................    60,912       59,042
  Construction in progress ...................       648        1,143
                                               ----------  -----------
       Total .................................    79,799       78,424
  Less accumulated depreciation ..............    52,561       50,170
                                               ----------  -----------
       Property, plant and equipment-net .....  $ 27,238     $ 28,254
                                               ==========  ===========
LONG-TERM DEBT:
  Term loan with variable interest ..........    $ 8,000     $ 10,000
  Term loans at 6.75%........................        183          515
                                               ----------  -----------
      Total .................................      8,183       10,515
  Less current maturities ...................      6,183        5,015
                                               ----------  -----------
      Due after one year ....................    $ 2,000      $ 5,500
                                               ==========  ===========

SUBORDINATED DEBENTURES:
   Senior Subordinated Debentures, 8 3/4%
    due August 1, 1999........................  $ 34,391     $ 34,400
   Subordinated Extendible Debentures,
    11%, due April 1, 2000 (Series C).........     2,354        2,431
                                               ----------  -----------
   Total .....................................    36,745       36,831
    Less current maturities...................     4,800        1,200
                                               ----------  -----------
   Due after one year.........................  $ 31,945     $ 35,631
                                               ==========  ===========

2. Statement of Financial Accounting Standards ("SFAS") 128 "Earnings per Share" replaced the previously computed primary and fully diluted earnings per share ("EPS") with basic and diluted EPS. Unlike primary EPS, basic EPS excludes any dilutive effects of options, warrants, or convertible securities. Diluted EPS includes the dilutive effect of such items. The prior period basic EPS has been recalculated to conform to SFAS 128 provisions with no material change.

3. At May 1, 1998, shares of common stock were reserved for possible issuance as follows:

         Stock options .....................................       858,099
         Stock options granted to an entity owned by
           certain Company executive officers...............     1,200,000
         1990 Executive Stock Purchase Plan ................       283,892
         Directors' Deferred Stock Compensation Plan .......        57,153
                                                                 ---------
            Total ...........................................    2,399,144
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

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations



RESULTS OF OPERATIONS

         Net sales for the thirteen weeks ended May 1, 1998 decreased to $34,084,000 as compared to $54,224,000 for the thirteen weeks ended May 1, 1997. This $20,140,000 (37.1%) decrease resulted from both lower sales of finished fabrics ($14.6 million) and the divestiture of the Texfi knitted narrow fabrics business which generated $5.5 million in net sales in the second quarter of 1997. Year-to-date net sales for 1998 totaling $75,860,000 decreased $26,909,000 (26.2%) when compared to sales of $102,769,000 for the same twenty-six week period in fiscal 1997. This decrease reflects a combination of reduced sales of $17.2 million at the Company's Blends division and the divestiture of the Company's knitted narrow fabrics business of $9.7 million. Second quarter and year-to-date decreases in finished fabrics sales were attributable to unusually high imports of competing fabrics and finished apparel from Asia into United States' markets, specifically the Company's missy and junior wear markets.

         For the comparable thirteen-week period, cost of goods sold, as a percentage of net sales, increased from 86.3% in 1997 to 92.7% in 1998. For the comparable twenty-six week period, cost of goods sold as a percentage of net sales increased from 85.7% in 1997 to 89.7% in 1998, as a result of static fixed costs despite reductions in sales volume.

         Selling, general and administrative expenses ("SG&A") increased from 7.2% to 9.3% as a percentage of net sales for the thirteen weeks ended May 1, 1998 when compared to same period a year ago and increased from 7.1% to 7.9% for the comparable twenty-six week periods. These increases, as a percentage of net sales, are again primarily due to static fixed costs despite reductions in sales volume.

         Interest expense decreased $566,000 (21.0%) from $2,702,000 during the second thirteen-week period in 1997 to $2,136,000 in 1998. For the comparable twenty-six week periods, interest expense decreased $933,000 (17.9%) from $5,223,000 to $4,286,000. These decreases resulted from a $22.4 million reduction in total indebtedness during the twelve-month period from May 2, 1997 through May 2, 1998 as well as lower borrowing rates associated with the amended and restated credit facility.

         The 1997 second quarter and year-to-date net income includes $395,000 and $559,000, respectively, equity in loss of joint venture which represented the Company's 50% participation in Rival Sport, LLC ("Rival") entered into with NHL Enterprises to market and source a branded line of hockey-related apparel. As a condition precedent to the Company's amending and restating its credit facility, the Company was required to divest its interest in Rival and accordingly, on December 18, 1997, the Company sold its Rival ownership interest to an entity affiliated with certain Company executive officers in consideration for the issuance by the buyer to the Company of a secured $4.5 million ten-year balloon note which bears interest at 5.0% per annum and which requires prepayments from a portion of cash distributions, if any, that the buyer may receive from Rival. As of the end of the first quarter of 1998, due to continued and anticipated future losses at Rival; the Company elected to reserve $4.5 million, the face amount of the note, against its note receivable.

Financial Condition:

                  The Company's business typically experiences some seasonality during the fiscal year. This seasonality results from temporary plant shutdowns during the Christmas/New Year's holiday season as well as greater demand for many of the Company's products that are used in winter fashions during its third and fourth fiscal quarters. As a result, sales have generally been lower during the first half of the Company's fiscal year than in subsequent quarters while cash requirements increase due to the seasonal timing of certain cash payments.

         Working capital is comprised chiefly of inventories and accounts receivable. At May 1, 1998, working capital equaled $11.9 million, a decrease of $14.2 million from the year ended October 31, 1997. This decrease in working capital is due primarily to decreases in cash ($1.2 million), accounts receivable ($12.5 million) and inventories ($3.0 million) and an increase in current maturities of long-term debt and subordinated debentures ($4.7 million) which more than offset an increase in prepaid expenses ($1.2 million) and a decrease in accounts payable and other liabilities ($6.0 million).

         During the first two fiscal quarters of 1998, operating activities generated net cash of $8.7 million. This cash was generated as a result of the $3.7 million net loss adjusted for impairment of note receivable of $1.1 million, depreciation and amortization of $2.9 million, together with a decrease in accounts receivable of $12.5 million and inventories of $3.0 million which offset increases in prepaid and other assets of $1.2 million and decreases in accounts payable and other liabilities of $5.9 million. Cash flow from operations, $2.0 million in proceeds from the disposition of property, plant and equipment and cash on hand provided funds to invest $1.2 million in the joint venture, repay long-term debt and subordinated debentures of $2.4 million, purchase property, plant and equipment totaling $1.4 million, pay loan amendment costs of $413,000 and reduce the revolving line of credit $6.5 million.

         On March 15, 1996, the Company entered into a $74.0 million credit facility. On December 19, 1997, the credit facility was amended and restated to effect the following changes: (a)extend the term loan to $10.0 million and revise the related payment schedule to include 16 equal monthly installments of $500,000 beginning in February 1998 and a $2.0 million balloon payment due May 31, 1999, (b) reduce the revolving credit line to $45.0 million, (c)impose a Minimum EBITDA and Minimum Adjusted Fixed Charge Coverage Ratio and Minimum Availability as defined by the facility, and (d)place restrictions on fiscal year rental expense, additional indebtedness, acquisitions, capital expenditures, the sale or disposal of fixed assets, and the payment of dividends or purchase, redemption or distribution on capital stock.

         The credit facility is secured by substantially all of the Company's assets. The credit facility provides for the Company to elect interest rates based upon either a Eurodollar or prime interest rate plus an established margin. In addition, the Company may elect interest periods ranging from 30 to 180 days depending upon the interest rate election.

         As of May 1, 1998, the Company was in violation of the credit facility's financial ratios and minimum availability requirement. On June 5, 1998, the Company entered into a Forbearance Agreement which provides that during the forbearance period defined as June 5 through July 24, 1998, the credit facility lenders will not, solely by reason of the defaults noted above, exercise any right or remedy available upon default other than those expressly set forth in the Forbearance Agreement. The Forbearance Agreement (a)reduced the aggregate revolving credit line to $31.0 million, (b)revised both the minimum availability requirement and its definition, (c)increased applicable interest margins by 0.50%, (d)changed the interest payment periods to monthly, and
(e)waived term loan principal payments.

         The Forbearance Agreement is conditioned on the deferral of management fees to an entity owned by certain Company executive officers and the execution by this entity of a guaranty of secured obligations to the extent of $1.0 million. In consideration, the entity receives from the Company a ten-year option to purchase 600,000 shares of common stock and an amendment of the purchase price and option period related to that entity's previous option to purchase 600,000 shares of common stock.

         As of May 1, 1998, funds available through the revolving credit line after giving effect to the June 5, 1998 Forbearance Agreement, approximated $3.6 million.

         As of May 1, 1998, the Company had outstanding approximately $34.4 million of its Senior Subordinated Debentures due August 1, 1999 ("8-3/4% Debentures"). The 8-3/4% Debentures, which cannot be called prior to their maturity date, are unsecured obligations but contain covenants that place limitations on the use of proceeds from disposal of assets and on the incurrence of additional indebtedness and senior indebtedness (as defined in the indenture) if such indebtedness would exceed stated ratios of capitalization and earnings after such incurrence. The debenture definition of indebtedness does not include revolver credit line borrowings or operating lease obligations. The Company is currently prohibited from incurring additional indebtedness because of a violation of the defined limitations. Debenture holders waived this restriction on the incurrence of additional indebtedness with respect to the March 15, 1996 credit facility. As a condition to the waiver, the Company executed a Second Supplemental Indenture dated March 15, 1996 which provided that beginning on the last business day of September 1998 and continuing on the last business day of each month thereafter to and including June 1999, the Company will deposit with the trustee of these debentures $600,000 less an amount equal to 8-3/4% Debentures repurchased during the period prior to the monthly payment date. Total deposits, including interest earned thereon, are to be paid as principal and interest when these debentures are due. As of May 1, 1998, $4.8 million of deposits due are classified as a current liability.

         As of May 1, 1998 the Company has approximately $2.4 million of its Series C Debentures outstanding. The annual interest rate of these debentures may be adjusted at the sole discretion of the Company on April 1st of each year until maturity in the year 2000. The Company set the Series C interest rate at 13% for the period April 1, 1998 through March 31, 1999. The Series C Debentures are redeemable on April 1st of each year, in whole or in part, at the option of the holder or the Company for the principal amount thereof plus accrued interest through the date of redemption. As of March 13, 1998 the last day for debenture holders to exercise their redemption option, Series C holders with aggregate principal totaling approximately $55,000 had delivered proper notice to redeem their debenture(s) as of April 1, 1998.

         The Company plans to place into service $5.3 million of machinery and equipment during 1998. As of the end of the first half, $1.4 million had been expended on machinery and equipment purchases. This equipment primarily will improve dyeing and finishing capabilities as well as replace older weaving equipment with new looms in order to improve production speed, efficiency and product quality and expand styling diversity. Management anticipates that substantially all of the equipment will be placed into service through operating leases and thus not included in the Company's balance sheet.

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

     (b) Reports on Form 8-K

         No reports on Form 8-K were filed during the quarter ended May 1, 1998.

                                   SIGNATURES
                                  ------------

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              TEXFI INDUSTRIES, INC.
                                   (Registrant)



Date:  June 22, 1998         By:S/Robert P. Ambrosini
                                -------------------------
                                  Robert P. Ambrosini
                                  Chief Financial Officer
                              and Executive Vice President

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

4(d)(15) Forbearance Agreement dated June 5, 1998 among Registrant, as Borrower, the Financial Institutions referred to therein, and BankBoston, N.A., as Agent.

11                Computation of Earnings Per Share

* Incorporated by reference to previous filing.