Form 10-Q
period 1998-07-31
TEXFI INDUSTRIES INC
filed 1998-09-14
CIK 97579

FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended July 31, 1998

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

           For the transition period from ____________ to ____________

                         Commission File Number - 1-6797


                             TEXFI INDUSTRIES, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                  Delaware                                56-0795032
                  --------                                ----------
      (State or other jurisdiction of                  (I.R.S. Employer
        incorporation or organization)                Identification No.)


1430 Broadway, 13th Floor, New York, New York 10018
--------------------------------------------------------------------------------
                    (Address of principal executive offices)
                                   (ZIP Code)

                                 (212) 930-7200
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)


                  Number of shares of Common Stock outstanding
                        at September 14, 1998 - 8,859,098


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes X   No
                                      ---     ---

                              QUARTERLY REPORT ON FORM 10-Q
                           FOR THE QUARTER ENDED JULY 31, 1998

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

      The consolidated financial statements included herein reflect all adjustments (none of which are other than normal recurring accruals) which are, in the opinion of management, necessary for a fair presentation of the information included. Operating results for the thirteen-week and thirty-nine week periods ended July 31, 1998 are not necessarily indicative of the results that may be expected for the year ended October 30, 1998. The following consolidated financial statements are included:

      Consolidated Statements of Income for the thirteen weeks and thirty-nine weeks ended July 31, 1998 and August 1, 1997

      Consolidated Balance Sheets as of July 31, 1998 and October 31, 1997

      Consolidated Statements of Cash Flows for the thirteen weeks and thirty-nine weeks ended July 31, 1998 and August 1, 1997

      Condensed Notes to Consolidated Financial Statements

                                  TEXFI INDUSTRIES, INC.

                    CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                          (in thousands, except per share data)


                                       THIRTEEN WEEKS ENDED    THIRTY-NINE WEEKS ENDED
                                       ----------------------  -----------------------
                                         JULY 31,   August 1,     JULY 31,   August 1,
                                          1998        1997         1998        1997
                                       ----------  ----------   ----------  -------

NET SALES ...........................  $   31,095  $   54,158   $  106,955  $  156,927
                                       ----------  ----------   ----------  ----------

COST AND EXPENSES:
   Cost of goods sold ...............      29,793      47,841       97,870     135,887
   Selling, general and
      administrative  ...............       2,676       4,013        8,703      11,464
                                       ----------  ----------   ----------   ---------
      Total .........................      32,469      51,854      106,573     147,351
                                       ----------  ----------   ----------   ---------

OPERATING (LOSS) INCOME..............      (1,374)      2,304          382       9,576
                                       ----------  ----------   ----------   ---------

OTHER EXPENSE (INCOME):
   Interest .........................       2,681       2,581        6,967       7,804
   Equity in loss of joint
      venture........................        --           423          --          982
   Impairment of note receivable.....        --          --          1,154          --
   Other, net .......................          (5)        --           (24)        (95)
                                       ----------  ----------   ----------   ---------
      Total .........................       2,676       3,004        8,097       8,691
                                       ----------  ----------   ----------   ---------

(LOSS) INCOME BEFORE INCOME TAXES....      (4,050)       (700)      (7,715)        885

Benefit from Income Taxes ...........         --          (32)         --          --
                                       ----------   ---------   ----------   --------

NET (LOSS) INCOME ...................  $   (4,050) $     (668)  $   (7,715)  $     885
                                       ==========  ==========   ==========   =========

NET (LOSS) INCOME PER SHARE:
   Basic ............................  $     (.46) $     (.07)  $     (.87)  $     .10
                                       ==========  ==========   ==========   =========

   Diluted ..........................  $     (.46) $     (.07)  $     (.87)  $     .10
                                       ==========  ==========   ==========   =========


See Notes to Consolidated Financial Statements on page 6.

                                  TEXFI INDUSTRIES, INC.
                                CONSOLIDATED BALANCE SHEETS
                                      (in thousands)


                                                  (UNAUDITED)
                                             JULY 31,      October 31,
                                              1998            1997
                                           -----------    ------------
                                                            Restated

ASSETS

CURRENT ASSETS:
   Cash and cash equivalents ...............  $     292         1,434
   Receivables:
      Due from factor........................    19,850        35,494
      Trade..................................     5,792         4,486
      Other .................................       421           815
   Inventories ..............................    14,228        19,914
   Prepaid Expenses..........................     2,604         1,355
                                                -------       -------
     Total...................................    43,187        63,498

PROPERTY, PLANT AND EQUIPMENT - NET .........    26,088        28,254
PROPERTY, PLANT AND EQUIPMENT HELD FOR
  DISPOSAL - NET ............................     1,214         3,318
OTHER ASSETS ................................     1,185         1,627
                                               --------      --------
                                               $ 71,674      $ 96,697
                                               ========      ========

LIABILITIES AND SHAREHOLDERS' DEFICIT
CURRENT LIABILITIES:
   Current maturities of long-term debt .....  $  1,244      $  5,015
   Current maturities of sub. debt...........       --          1,200
   Accounts payable .........................    23,595        28,110
   Other liabilities.........................     2,588         3,037
                                               --------      --------
      Total..................................    27,427        37,362

REVOLVING CREDIT LINE........................    19,060        33,919
LONG-TERM DEBT ..............................    11,800         5,500
SUBORDINATED DEBENTURES .....................    36,745        35,631
OTHER LONG-TERM OBLIGATIONS .................       247           175

COMMON SHAREHOLDERS' DEFICIT:
   Common stock, $1.00 par value ............     8,859         8,859
   Additional paid-in capital ...............    25,534        25,534
   Accumulated deficit.......................   (57,998)      (50,283)
                                               --------      --------
      Total..................................   (23,605)      (15,890)
                                               --------      --------
                                               $ 71,674      $ 96,697
                                               ========      ========

See Notes to Consolidated Financial Statements on page 6.

                                  TEXFI INDUSTRIES, INC.
                    CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                      (in thousands)


                                          THIRTEEN WEEKS ENDED    THIRTY-NINE WEEKS ENDED
                                          ----------------------  -----------------------
                                            JULY 31,   August 1,   JULY 31,   August 1,
                                             1998        1997       1998         1997
                                          ---------    ---------  --------    -----------
OPERATING ACTIVITIES
Net (loss) income ....................     $ (4,050)    $   (668)  $ (7,715)    $    885
Adjustments to reconcile net (loss)
income to net cash provided by
operating activities:
      Equity in loss of joint
          venture.....................         --           423        --           982
      Impairment of note receivable...         --           --        1,154          --
      Depreciation & amortization ....        1,400        1,324      4,282        3,873
      Loss on capitalized loan costs..          707          --         707          --
      Provision for losses on accounts
      receivable.......................         175           30        180          163
      Gain on sale of property, plant
      and equipment....................          --           --         (2)         (81)
Changes in operating assets and liabilities:
      Accounts receivable .............       2,103        1,007     14,552         (463)
      Inventories .....................       2,674        1,578      5,686          333
      Prepaid and other assets ........         (33)         452     (1,218)        (113)
      Accounts payables and accrued
      liabilities .....................       1,047       (1,049)    (4,867)       1,337
                                           --------      -------    -------      -------
NET CASH PROVIDED BY OPERATING ACTIVITIES     4,023        3,097     12,759        6,916

INVESTING ACTIVITIES
Purchases of property, plant and
 equipment ............................         (22)      (1,747)    (1,449)      (7,973)
Proceeds from sale-lease back of
 property, plant and equipment.........         --        2,446        --          6,657
Proceeds from sale of property, plant
 and equipment.........................          76          461      2,105        2,721
                                           --------      -------    -------      -------
NET CASH PROVIDED BY INVESTING ACTIVITIES        54        1,160        656        1,405

FINANCING ACTIVITIES
Proceeds from long-term debt borrowings      36,176         --       36,176         --
Net (repayments) proceeds from Revolver
 debt borrowings.......................     (31,507)      (1,431)   (38,035)       2,236
Payments on long-term debt obligations.      (8,138)      (3,105)   (10,471)      (7,528)
Investment in joint venture............         --        (1,108)    (1,179)      (2,426)
Payments for repurchase of subordinated
 debentures ...........................          --          (10)       (86)        (456)
Capitalized loan costs.................        (549)        (112)      (962)        (229)
Proceeds from employee stock plans ....         --            --         --          421
                                           --------      -------    -------      -------


NET CASH USED IN FINANCING ACTIVITIES        (4,018)      (5,766)   (14,557)      (7,982)
                                            -------      -------    -------       ------

INCREASE (DECREASE) IN CASH AND CASH
      EQUIVALENTS                                59       (1,509)    (1,142)         339
Cash and cash equivalents
 at beginning of period ................        233        2,266      1,434          418
                                           --------     --------    -------    ---------
CASH AND CASH EQUIVALENTS
      AT END OF PERIOD                     $    292     $    757    $   292    $     757
                                           ========     ========    =======    =========


See Notes to Consolidated Financial Statements on page 6.

                             TEXFI INDUSTRIES, INC.

                  CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                     JULY 31, 1998

1.  Details of certain balance sheet captions are as follows (in thousands):

                                                 JULY 31,  October 31,
                                                  1998        1997
                                                --------     --------

INVENTORIES:
  Finished goods .............................  $  3,105     $  5,225
  Goods in process ...........................     7,210       10,092
  Raw materials ..............................     2,223        2,845
  Supplies ...................................     2,567        2,595
                                                --------     --------
       Total .................................    15,105       20,757
  Less reserves ..............................       877          843
                                                --------     --------
       Inventories-net........................  $ 14,228     $ 19,914
                                                ========     ========

PROPERTY, PLANT AND EQUIPMENT:
  Land and land improvements .................  $  2,220     $  2,220
  Buildings ..................................    16,019       16,019
  Machinery, equipment, etc. .................    60,961       59,042
  Construction in progress ...................       621        1,143
                                                --------     --------
       Total .................................    79,821       78,424
  Less accumulated depreciation ..............    53,733       50,170
                                                --------     --------
       Property, plant and equipment-net .....  $ 26,088     $ 28,254
                                                ========     ========

LONG-TERM DEBT:
  Term loan with variable interest ..........   $13,000     $ 10,000
  Term loans at 6.75%........................        44          515
                                                -------      -------
      Total .................................    13,044       10,515
  Less current maturities ...................     1,244        5,015
                                                -------      -------
      Due after one year ....................   $11,800      $ 5,500
                                                =======      =======

SUBORDINATED DEBENTURES:
   Senior Subordinated Debentures, 8 3/4%
    due August 1, 1999........................  $ 34,391     $ 34,400
   Subordinated Extendible Debentures,
    11%, due April 1, 2000 (Series C).........     2,354        2,431
                                                 -------      -------
   Total .....................................    36,745       36,831
    Less current maturities...................       --         1,200
                                                --------     --------
   Due after one year.........................  $ 36,745     $ 35,631
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

3. At July 31, 1998, shares of common stock were reserved for possible issuance as follows:

      Stock options .....................................    858,099
      Stock options granted to an entity owned by
         certain Company executive officers..............  1,200,000
      1990 Executive Stock Purchase Plan ................    283,892
      Directors' Deferred Stock Compensation Plan .......     57,153
                                                           ---------
       Total ............................................  2,399,144

4. On August 28, 1998, the Company entered into a $40.0 million revolving credit facility and a $13.0 million term loan agreement. The net proceeds of these facilities were applied towards the term loan and revolving credit line outstanding under its previously existing credit facility. The long-term debt and revolving credit line balances as of July 31, 1998 have been adjusted to reflect the August 28, 1998 transactions.

5. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in these financial statements and accompanying footnotes. Actual results may differ from those estimates and assumptions.

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations

RESULTS OF OPERATIONS:

      Net sales for the thirteen weeks ended July 31, 1998 were $31,095,000 as compared to $54,158,000 for the thirteen weeks ended August 1, 1997. This $23,063,000 (42.6%) decrease was the result of lower sales volume at the Company's Texfi Blends division ("Texfi Blends") totaling $17.6 million and the divestiture of the Texfi knitted narrow fabrics business which had generated $5.3 million in net sales in the third quarter of 1997. Year-to-date net sales for 1998 totaling $106,955,000 decreased $49,972,000 (31.8%) when compared to sales of $156,927,000 for the same thirty-nine week period in fiscal 1997. This decrease reflects a combination of reduced sales of $34.8 million at the Company's Blends division and the divestiture in October 1997 of the Company's knitted narrow fabrics business which contributed $15.0 million in net sales during the first three fiscal quarters of 1997. The reduction in third quarter and year-to-date finished fabrics sales were primarily attributable to unusually high imports of competing fabrics and finished apparel from Asia into United States' markets, specifically the Company's missy and junior wear markets.

      For the comparable thirteen-week period, cost of goods sold, as a percentage of net sales, increased from 88.3% in 1997 to 95.8% in 1998. For the comparable thirty-nine week periods in 1997 and 1998, cost of goods sold as a percentage of net sales similarly rose from 86.6% to 91.5%. These increases in the cost of goods sold are attributable to volume related manufacturing inefficiencies.

      Selling, general and administrative expenses ("SG&A") increased from 7.4% to 8.6% as a percentage of net sales for the thirteen weeks ended July 31, 1998 when compared to same period a year ago and increased from 7.3% to 8.1% for the comparable thirty-nine week periods. While total SG&A expenses declined, these expenses as a percentage of net sales increased primarily due to the constant fixed costs having been spread over a declining sales volume.

      Interest expense remained relatively constant at $2,681,000 during the third thirteen-week period in 1998 as compared to $2,581,000 in 1997. For the comparable thirty-nine week periods, interest expense decreased $837,000 (10.7%) from $7,804,000 to $6,967,000. These decreases resulted from a $31.0 million reduction in total indebtedness during the twelve-month period from August 1, 1997 through July 31, 1998, the benefits of which were somewhat offset by the $707,000 write-off of deferred loan costs associated with the March 15, 1996 Credit Facility.

      The 1997 third quarter and year-to-date net income includes $423,000 and $982,000, respectively, equity in loss of joint venture which represented the Company's 50% participation in Rival Sport, LLC ("Rival"), a joint venture with NHL Enterprises to market and source a branded line of hockey-related apparel. The Company sold its ownership interest in Rival on December 18, 1997 to an entity affiliated with certain Company executive officers in consideration for the issuance by the buyer to the Company of a secured $4.5 million ten-year balloon note which bears interest at 5.0% per annum and which requires prepayments from a portion of cash distributions, if any, that the buyer may receive from Rival. As of the end of the first fiscal quarter of 1998, due to continued and anticipated future losses at Rival, the Company increased its reserve to $4.5 million, the face amount of the note, against its note receivable.

FINANCIAL CONDITION:

      At July 31, 1998, working capital equaled $15.8 million, a decrease of $10.3 million from October 31, 1997. This decrease in working capital is due primarily to the decreases in accounts receivable($14.7 million), inventories ($5.7 million), and cash and cash equivalents ($1.1 million) which were not entirely offset by decreases in accounts payable and other liabilities ($4.9 million) and current maturities ($5.0 million) and an increase in prepaid expenses ($1.3 million).

      During the first thirty-nine weeks of 1998, operating activities generated net cash of $12.8 million. This cash was generated as a result of net loss of $7.7 million adjusted for the impairment of note receivable of $1.1 million, provision for losses on accounts receivable of $175,000, and depreciation and amortization of $5.0 million, none of which required cash. In addition, decreases in accounts receivable of $14.6 million and inventories of $5.7 million which more than offset decreases in accounts payable and other liabilities of $4.9 million and increases in prepaid and other assets of $1.2 million contributed to the net cash flow from operations. Net cash flow provided by operations of $12.8 million, $2.1 million in proceeds from the sale of property, plant and equipment, and $36.2 million proceeds from long-term debt borrowings and $1.1 million cash on hand provided funds to repay long-term debt and debentures of $10.6 million, purchase property, plant and equipment totaling $1.5 million, reduce the revolving credit line by $38.1 million, and pay loan costs of $962,000.

      On August 28, 1998, the Company entered into a $40.0 million credit facility that expires on August 31, 2000. Net proceeds of $23.2 million from the credit facility were applied toward the previously existing revolving credit line. The credit facility is secured by a first lien on substantially all of the Company's working capital assets and a second lien on substantially all of the Company's property, plant and equipment which is subordinate to the security interests of Back Bay Capital, LLC securing the term loan entered into on August 28, 1998 as described below. The credit facility currently provides for the Company to elect interest rates based upon a Eurodollar or prime interest rate plus applicable margin. In addition, the Company may choose interest periods of 1, 2, 3 or 6 months with respect to its Eurodollar rate elections. As of August 28, 1998, funds available under the new credit facility, which represents the difference between the borrowing base as defined by the facility agreement and the revolving credit line outstanding, approximated $4.0 million.

      On August 28, 1998, the Company entered into a $13.0 million term loan with Back Bay Capital, LLC. The $12.5 million in net proceeds from the term loan were applied toward the term loan ($8.0 million) outstanding under the previously existing credit facility and revolving credit line ($4.5 million) of the new credit facility. The new term loan is payable in 23 equal monthly installments of $100,000 beginning October 1, 1998 with a balloon payment on August 31, 2000. The term loan is secured by a first lien on substantially all of the Company's property, plant and equipment, with a second lien on substantially all of the Company's working capital assets which is subordinate to the aforesaid revovling credit facility's security interest. The term loan provides for interest on the unpaid principal balance at 12.0% per annum payable monthly in arrears. There is an additional provision for 3.0% per annum interest that is accrued and added to the unpaid principal balance monthly in arrears.

      Both the credit and term loan facilities place limitations on the Company's rental expense, additional indebtedness, acquisitions, capital expenditures, payment of subordinated debentures, and sale or disposal of assets. The Company is required to maintain minimum capital funds and comply with a debt service coverage ratio, each as defined by the facilities. In addition, the Company is required to consummate an exchange offer with the holders of not less that $27.1 million in principal of its 8-3/4% Senior Subordinated Debentures due August 1, 1999 on or before April 30, 1999 on terms as set forth in the facilities.

      As of July 31, 1998, the Company had outstanding approximately $34.4 million of its Senior Subordinated Debentures due August 1, 1999 ("8-3/4% Debentures"). The 8-3/4% Debentures, which cannot be called prior to their maturity date, are unsecured obligations but contain covenants that place limitations on the use of proceeds from disposal of assets and on the incurrence of additional indebtedness and senior indebtedness (as defined in the indenture) if such indebtedness would exceed stated ratios of capitalization and earnings after such incurrence. The debenture definition of indebtedness does not include revolver credit line borrowings or operating lease obligations. The Company was prohibited from incurring additional indebtedness because of a violation of the defined limitations. The Company executed a Third Supplemental Indenture dated as of August 28, 1998 whereby, the requisite debenture holders waived the restriction on the incurrence of additional indebtedness under both the August 28, 1998 Revolving Credit Facility and Term Loan and Security Agreements referred to above and eliminated the monthly $600,000 sinking fund deposits which were scheduled to begin on the last business day of September 1998.

      As of July 31, 1998 the Company has approximately $2.4 million of its Series C Debentures outstanding. The annual interest rate of these debentures may be adjusted at the sole discretion of the Company on April 1st of each year until maturity in the year 2000. The Company set the Series C interest rate at 13% for the period April 1, 1998 through March 31, 1999. The Series C Debentures are redeemable on April 1st of each year, in whole or in part, at the option of the holder or the Company for the principal amount thereof plus accrued interest through the date of redemption.

      Management believes cash flows from operations and funds available under the revolving credit line will provide the Company with sufficient sources of funds to meet its fiscal 1998 cash needs, and, assuming no significant deterioration in current market conditions or interest rates, for the foreseeable future.

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

                          PART II.  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K:
-------  ---------------------------------

     (a)    Exhibits

            Exhibits to this report are listed in the accompanying index to exhibits.

     (b)    Reports on Form 8-K

            No reports on Form 8-K were filed during the quarter ended July 31, 1998.

                                  SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              TEXFI INDUSTRIES, INC.
                                   (Registrant)



Date:  September 14, 1998    By:/s/ Robert P. Ambrosini
                                ---------------------------
                                   Robert P. Ambrosini
                                   Chief Financial Officer
                                   and Executive Vice President

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

*4(a)(4) Second Supplemental Indenture dated as of March 15, 1996, between Registrant and First Union National Bank, formerly known as First Union National Bank of North Carolina, as Trustee, filed as Exhibit 4(a)(2) to Registrant's Form 8-K Current Report as of March 15, 1996.

 4(a)(5) Tripartite Agreement dated as of August 14, 1998, between Registrant, First Union National Bank, formerly known as First Union National Bank of North Carolina, as Initial Trustee, and Norwest Bank, Minnesota, National Association, as successor Trustee.

 4(a)(6) Third Supplemental Indenture dated as of August 28, 1998, between Registrant and Norwest Bank, Minnesota, National Association, as successor Trustee.

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

*4(d)(9) Second Amendment dated September 12, 1996 to the Credit Agreement dated as of March 15, 1996 among Registrant, as Borrower, certain Lenders referred to therein, NationsBank, N.A., as Agent, and NationsBanc Commercial Corporation, as Disbursing Agent, filed as
            Exhibit 2(a)(9) to Registrant's Form 10-Q dated August 2, 1996.

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

*4(d)(15)   Forbearance Agreement dated June 5, 1998 among Registrant, as
            Borrower, the Financial Institutions referred to therein, and BankBoston, N.A., as Agent, filed as Exhibit 4(d)(15) to
            Registrant's Form 10-Q filed for the fiscal quarter ended May 1, 1998.

 4(d)(16) Forbearance Agreement Extension dated July 21, 1998 among Registrant, as Borrower, the Financial Institutions referred to therein, and BankBoston, N.A., as Agent.

 4(d)(17) Forbearance Agreement Extension dated August 21, 1998 among Registrant, as Borrower, the Financial Institutions referred to therein, and BankBoston, N.A., as Agent.

 4(d)(18) Loan and Security Agreement dated August 28, 1998 among Registrant, as Borrower, the Financial Institutions referred to therein, and BankBoston, N.A., as Agent.

 4(d)(19) Term Loan and Security Agreement dated August 28, 1998 among Registrant, as Borrower and Back Bay Capital LLC.

 4(d)(20) Ledger Debt Payment Agreement dated August 28, 1998 among Registrant, as Borrower and the CIT Group/Commercial Services, Inc.

 10(a)(1)   Employment   Agreement  dated  May  1,  1998  between   Registrant
            Borrower and Robert P. Ambrosini.

 10(d)(1) Second Amendment dated June 17, 1998 to the Stock and Option Purchase Agreement dated May 24, 1994 between Registrant and Chadbourne Corporation.

 10(d)(2) Option Purchase Agreement dated June 17, 1998 between Registrant and Mentmore Holdings Corporation.

 11         Computation of Earnings Per Share

* Incorporated by reference to previous filing.