Form 10-K
period 1998-10-30
TEXFI INDUSTRIES INC
filed 1999-06-01
CIK 97579

                                   FORM 10-K
                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC  20549

                                  (Mark One)
      [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                      EXCHANGE ACT OF 1934 [FEE REQUIRED]
                For the fiscal year ended      October 30, 1998
                                               ----------------

    [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                     EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
          For the transition period from ____________ to ____________
                        Commission File Number    1-6797

                             TEXFI INDUSTRIES, INC
--------------------------------------------------------------------------------
              (Exact name of registrant as specified in charter)

          Delaware                                              56-0795032
--------------------------------------------------------------------------------
(State or other jurisdiction of                              (I.R.S. Employer
 incorporation or organization)                             Identification No.)

     1430 Broadway, 13th Floor, New York, NY                        10018
--------------------------------------------------------------------------------
    (Address of principal executive offices)                      (ZIP Code)
  Registrant's telephone number, including area code            (212) 930-7200

          Securities registered pursuant to Section 12(b) of the Act:
                            NAME OF EACH EXCHANGE ON

         TITLE OF EACH CLASS                            WHICH REGISTERED
--------------------------------------------------------------------------------
 Common Stock, par value $1.00 per share          New York Stock Exchange, Inc.
8-3/4% Senior Subordinated Debentures
         due August 1, 1999                       New York Stock Exchange, Inc.

Securities registered pursuant to Section 12(g) of the Act:   None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes X   No
                                               ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [_]

Aggregate market value of voting stock held by persons other than officers, directors and related stockholders as of May 17, 1999: $538,047

Number of shares of Common Stock outstanding at May 17, 1999: 8,859,098.

PART I

Item 1.  Business.

Texfi Industries, Inc. ("the Company") was incorporated in Delaware in 1963. The Company manufactures and markets a diverse line of textile products from a variety of raw materials, including natural and synthetic materials. The Company's executive offices are located at 1430 Broadway, 13th Floor, New York, New York, 10018, telephone (212) 930-7200.

The Company's only division, Texfi Blends, operates four manufacturing facilities located in Rocky Mount, Fayetteville, and Haw River, North Carolina and Jefferson, Georgia, providing an aggregate of 1,165,000 square feet of manufacturing facilities. The division's sales and marketing headquarters are in New York City, with branch offices or agents in other major cities throughout the United States and Europe. Texfi Blends manufactures products made from textured polyester, flame-retardant polyester, and blends of polyester, rayon, and wool which are sold worldwide to the menswear, womenswear and childrenswear apparel, uniform, home furnishings, and export markets. During its 1998 fiscal year, the Company merged its weaving operations located at its Fayetteville, North Carolina facility into its Rocky Mount, North Carolina facility. The Company incurred $526,000 in employee-related severance and benefit costs which were segregated as a restructuring charge.

Prior to October 1997, the Company operated its Texfi Narrow Fabrics division which manufactured products from polyester, nylon and rubber that were sold domestically to the intimate apparel, insert apparel, medical and automotive markets. On November 1, 1996, the Company restructured its narrow fabrics operations, closing this division's woven narrow fabrics' facility in Graham, North Carolina and consolidating the remaining division assets into its knitted narrow fabrics' Asheboro, North Carolina facility. As a result, the Company recorded an initial $3.3 million restructuring charge during fiscal 1996 which consisted of a $2.5 million write-down of property, plant and equipment and inventory to net realizable value and $800,000 in other various restructuring costs. During fiscal 1997, the Company proceeded to liquidate a majority of the Graham facility assets and placed for sale its remaining knitted narrow fabrics business. On October 3, 1997, the Company sold its knitted narrow fabrics business, excluding trade and factor accounts receivable, for $7.7 million, which generated a gain of $3.8 million. Also during the fourth quarter of fiscal 1997, the Company recorded an additional $3.3 million in restructuring charges to write-down the assets of the Graham facility to net realizable value. Finally, in fiscal 1998, the Company incurred an additional $415,000 in restructuring charges associated with the liquidation of the remaining Texfi Narrow Fabrics division assets which included a $133,000 post-closing sale adjustment, a $152,000 write-down of property, plant and equipment to net realizable value, and $130,000 in various other restructuring costs.

During fiscal 1996, the Company discontinued the operations at its Kingstree Knit Apparel division. During the fourth quarter of fiscal 1997, the Company liquidated the remaining inventory related to this division and recorded a loss from discontinued operations of $1.0 million after reserves. The fiscal 1998 loss on disposal of discontinued operations of $1.9 million is primarily related to the loss on sale of property, plant, and equipment remaining from the Kingstree Knit Apparel division's operations at prices less than recorded value, plus associated liquidation costs. As of October 30, 1998, the Company has approximately $368,000 of Kingstree Knit Apparel division assets still held for disposal.

The Company accounted for its interest in Rival Sport, LLC ("Rival"), a joint venture which was formed in February 1997 between the Company and NHL Enterprises in order to market and source a branded line of hockey-related apparel, using the equity method. During fiscal 1997, the Company invested $4.9 million in Rival, which recorded sales of $259,000 and a net loss of $3.2 million.

On December 18, 1997 the Company divested its interest in Rival by selling its 50% ownership interest to an entity affiliated with certain of the Company's then executive officers. The Company received a secured $4.5 million ten-year note which bore interest at 5.0% per annum, payable at maturity. In the first quarter of fiscal 1998, the Company determined that as a result of continued and anticipated future losses at Rival and in light of the terms of the note there had been a permanent impairment to its net investment in Rival and accordingly restated its financial records as of October 31, 1997 to reflect a reserve of $3.4 million against its net investment in Rival.

During the first quarter of fiscal 1998, the Company invested $1.2 million in Rival. Also in the first quarter of fiscal 1998, the Company recorded an additional $1.1 million impairment against its net investment in Rival, thus reserving the full value of the note. Subsequent to year-end, management was informed that the note may be of no collectible value.

PRODUCTS

The Company manufactures woven finished fabrics for the apparel and home furnishings markets.

The approximate percentage of total revenue contributed by each of the Company's product groups is as follows:

                                 1998              1997              1996
                         -----------------------------------------------------
Woven finished fabrics          100.0%             90.9%             87.5%
Narrow fabrics                     --               9.1              12.5
                         -----------------------------------------------------
                                100.0%            100.0%            100.0%
                         =====================================================

The Company ceased manufacture of narrow knitted and woven fabrics in fiscal
1997.

SEASONALITY

During 1998 and 1997, the Company's business exhibited seasonality, primarily due to temporary plant shutdowns during the Christmas/New Year's holiday season. As a result, sales have been and are expected to be lower during the first half of the fiscal year while working capital requirements increase in anticipation of higher second half sales. Working capital is comprised chiefly of inventories and accounts receivable. Inventories are reported at the lower of cost or market value with cost being determined primarily by the first-in, first-out method. Market value is based on replacement cost or net realizable value, as appropriate. The majority of accounts receivable are due from certain financial institutions with which the Company has entered into factoring agreements.

BACKLOG

At October 30, 1998, the Company had a $30,469,000 backlog of orders believed to be firm, as compared to a $43,776,000 backlog at October 31, 1997. The current backlog of orders is expected to be filled prior to the end of fiscal 1999.

CUSTOMERS

In fiscal 1998, the Company's products were sold to more than 1,000 customers, which were primarily domestic manufacturers of apparel and home furnishings, as well as medical suppliers and retailers. Sales to the 10 largest customers represented approximately 35.5% of total sales, but no one customer accounted for more than 6% of total sales. The Company does not believe that the loss of any one of its customers would have a material adverse effect on the Company.

MARKETING

The Company's products are sold through a sales force of 18 full-time, salaried account executives and 10 independent, commissioned sales representatives, the latter of whom may sell products of other manufacturers, including some competitors of the Company. The Company maintains its primary sales office in New York City. The Company's production is determined in large part by customer contracts received by its sales force. As part of its marketing effort, the Company continually works to develop new products and processes and improve existing products and processes, but expenditures for these activities are not financially identifiable.

In order to improve its customer service capabilities, the Company utilizes computerized networks with many of its customers to provide "quick response" for more competitive product deliveries. By providing these customers with certain direct inventory information, the Company believes that the customers' inventory requirements and inventory carrying costs can be reduced.

COMPETITION

The textile and apparel industry is highly competitive with a large number of domestic and foreign manufacturers, none of which dominates the market for any of the Company's product lines. The Company competes on the basis of styling, price, product performance and customer service.

U.S. producers, including the Company, are significantly affected by competition from foreign manufacturers. Rules under the General Agreement on Trade and Tariffs ("GATT") would eliminate restrictions on imports of textiles and apparel after a ten-year transition period. The North American Free Trade Agreement ("NAFTA") between the United States, Canada and Mexico has created the world's largest free-trade zone. The Agreement contains safeguards for the U.S. textile industry, including a rule of origin requirement that products be processed in one of the three countries in order to benefit from NAFTA. There can be no assurance that either NAFTA or GATT will not adversely affect the Company.

Because of the absence of published information regarding sales of competing products by other manufacturers, some of which are privately owned companies or divisions or subsidiaries of large companies, it is not possible to determine precisely the market shares of the Company and its competitors for the Company's various products.

SOURCES OF RAW MATERIALS

The Company purchases from outside suppliers natural and synthetic fibers and dyes and chemicals for use in its fabric manufacturing operations. The Company purchases virtually all of its textured polyester yarns from the leading independent domestic supplier of such yarns. The Company has not experienced a significant shortage of raw materials and believes that such supplies will continue to be available.

EMPLOYEES

As of October 30, 1998, the Company had approximately 1,100 employees with whom it considers its relationship to be good.

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

YEAR 2000

The Company has focused considerable attention upon potential disruptions that could result from certain computer programs' inability to recognize the year 2000. See "YEAR 2000 IMPACT" in "Management's Discussion and Analysis of Results of Operations and Financial Condition" in the Company's 1998 Annual Report to Shareholders for information relating to this issue on the Company and the Company's efforts to address the issue.

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

Item 2.  Properties.

The following table sets forth the location and general character of the principal operating facilities of the Company, which contain approximately 1,165,000 square feet of floor space. All of these Company owned plants are in good operating condition. The plants operate three full eight-hour shifts per workday on a five-, six- or seven-day-per-week basis, depending upon market conditions and customer needs. The Company believes that its facilities are suitable for their present use and that it has adequate production capacity to support sales for fiscal 1999.

  Location of Plant                     Purpose                         Square Feet
------------------------------------------------------------------------------------------

Rocky Mount, NC **     Weaving, dyeing and finishing of synthetic         448,000
                       and blended fabrics
Fayetteville, NC **    Weaving, dyeing and finishing of polyester         218,000
                       fabrics
Haw River, NC  **      Dyeing and finishing of polyester fabrics          320,000
Jefferson, GA          Yarn spinning and weaving                          179,000

** Pursuant to two separate loan and security agreements dated as of August 28, 1998, the Company granted to BackBay Capital, LLC a primary lien and BankBoston, N.A. as Agent, a secondary lien on these properties in order to secure the Company's obligations thereunder.

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

Item 4a.  Executive Officers of the Registrant.

              All Positions and Offices with the Registrant Presently Held

           Name                   Age                 Registrant Presently Held
----------------------------------------------------------------------------------------
Andrew J. Parise, Jr.              51        Chairman of the Board, President, Chief
                                             Executive Officer, and Chief Operating
                                             Officer
Robert P. Ambrosini                42        Chief Financial Officer, Executive Vice
                                             President, Finance, Director
Gerald A. Rubinfeld                53        President, Texfi Blends division
Joseph L. Drum                     50        Vice President, Manufacturing
Tim L. Courtney                    59        Vice President, Administration
Thomas M. Gilreath                 56        Corporate Controller, Assistant Secretary

Mr. Andrew J. Parise, Jr. was appointed President and Chief Operating Officer of the Company in November 1994 and Chairman of the Board of Directors and Chief Executive Officer in May 1999. He previously served as the Company's Blends Division President from 1992 to 1995 and the division's Executive Vice President from 1990 to 1992. He has been with the Company in various sales and operations positions since 1977.

Mr. Robert P. Ambrosini was appointed Chief Financial Officer and Executive Vice President of Finance on May 1, 1998. Prior to joining to the Company he held senior level financial positions with various public and privately held businesses

Mr. Gerald A. Rubinfeld was appointed President of the Company's Blends division in 1995. He joined the Company in 1984 as the Menswear Marketing Manager and has held various marketing positions.

Mr. Joseph L. Drum was appointed the Company's Blends Division Vice President, Manufacturing in 1999. He joined the Company in 1973 and has held a variety of operational and development positions during his tenure.

Mr. Tim L. Courtney was appointed the Company's Blends Division Vice President of Administration in 1994. He joined the Company in 1966 and has served in a variety of positions, including Director of Fiber and Yarn Procurement and VP of Marketing Services for the Blends Division.

Mr. Thomas M. Gilreath was appointed Corporate Controller and Assistant Secretary in 1994. He joined the Company in 1986.

Item 4(b).  Other Information

Not applicable.

PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters

During the Company's 1998 fiscal year, its Common Stock was traded on the New York Stock Exchange. In December 1998, the New York Stock Exchange delisted the Company's Common Stock for failure to meet various registrant criteria. The approximate number of shareholders as of May 17, 1999 was 944.

The following table sets forth the high and low sales prices for the Common Stock on the NYSE composite tape for the period indicated.

                                                            Quarter
                                    First           Second          Third           Fourth
                               ----------------------------------------------------------------
1998 Fiscal Year:
 High                               5- 6/16         3-13/16          2-3/16          1-1/16
 Low                                2-10/16         2- 1/16          1-1/16            7/16
1997 Fiscal Year:
 High                               3-  1/4         4-  5/8          4- 3/4          5- 3/8
 Low                                2-  3/8         3-  1/8          3- 1/2          3-3/16

The Company did not pay dividends on its Common Stock in either fiscal 1998 or 1997 and does not intend to do so in the foreseeable future.

Item 6.  Selected Financial Data

FIVE-YEAR REVIEW OF PERFORMANCE
(Dollar amounts in thousands except per share data and the number of employees)

                                                       1998            1997            1996           1995*           1994*
                                              -------------------------------------------------------------------------------
Summary of Operations
Net Sales.                                           $143,558        $207,400        $192,150        $185,685        $162,301
Cost and expenses:
 Cost of goods sold                                   130,362         179,449         166,173         162,642         146,477
 Selling, general and administrative                   12,659          15,541          13,897          11,843           9,300
 Restructuring(income)charge                              941            (491)          3,257              --              --
 Interest                                               8,379          10,297          10,254          11,994          10,656
 Equity in loss of joint venture                           --           1,603              --              --              --
 Impairment loss on joint venture                       1,154           3,370              --              --              --
Other (income) expense                                    (87)           (138)             (7)            (60)         (1,548)
                                              -------------------------------------------------------------------------------
Total cost and expenses                               153,408         209,631         193,574         186,419         164,885
                                              -------------------------------------------------------------------------------
Net loss from continuing operations                    (9,850)         (2,231)         (1,424)           (734)         (2,584)
Discontinued operations:
 Loss from operations                                      --              --          (5,162)           (855)         (5,767)
 Loss on disposal                                      (1,885)           (990)        (10,993)        (15,325)             --
Extraordinary items:
    Loss from early debt extinguishment                (1,886)             --              --              --              --
                                              -------------------------------------------------------------------------------
Net loss                                             $(13,621)       $ (3,221)       $(17,579)       $(16,914)       $ (8,351)
                                              -------------------------------------------------------------------------------
Net loss from continuing operations per share        $  (1.11)       $   (.26)       $   (.16)       $  ( .09)       $  ( .32)
                                              -------------------------------------------------------------------------------
Net loss per share                                   $  (1.54)       $   (.37)       $  (2.02)       $  (1.96)       $  (1.03)
                                              -------------------------------------------------------------------------------
Dividends paid                                             --              --              --              --              --

Cash Flow Data
Capital expenditures                                 $  1,477        $  9,099        $  9,315        $  2,966        $  3,333
Depreciation                                            4,849           5,079           7,412           8,182           9,441
Cost of equipment placed in service under
 operating leases                                       1,702           7,690           5,025           2,965              --

Financial Position at Year End
Receivables                                          $ 30,444        $ 40,795        $ 44,570        $  9,173        $ 10,350
Inventories                                            13,346          19,914          22,179          28,092          42,131
Current assets                                         44,916          62,767          68,468          40,089          56,184
Property, plant & equipment, net                       24,882          28,254          30,223          50,514          75,945
Total assets                                           71,852          96,697         114,190          96,045         137,180
Current liabilities                                    61,907          37,362          40,907          37,408          44,013
Revolving credit line                                  25,144          33,919          38,967              --              --
Long-term debt                                         11,766           5,500           9,952          12,471          25,015
Subordinated debentures                                 2,354          35,631          36,943          40,724          45,127
Other long-term obligations                               192             175             562           1,205           1,842
Shareholders' (deficit) equity                        (29,511)        (15,890)        (13,141)          4,237          21,183
Working capital                                       (16,991)         25,405          27,561           2,681          12,171

Other Data
Number of employees                                     1,101           1,559           2,201           3,221           4,399
Book Value Per Share                                 $  (3.33)       $  (1.79)       $  (1.50)       $   0.49        $   2.45

Common Stock Price Range:
High                                                 $  5.375        $  5.375        $  3.375        $  3.375        $  5.125
Low                                                     0.438           2.375           2.250           2.375           2.750

*Certain amounts in the 1995 and 1994 financial statements have been restated to reflect the discontinued operations. Refer to Note 15, Discontinued Operations, included in the Notes to Consolidated Financial Statements for the Year Ended October 30, 1998.

Item 7.  Management's Discussion and Analysis of
         Results of Operations and Financial Condition

RESULTS OF OPERATIONS
Fiscal Year 1998 Compared with Fiscal Year 1997

Net sales from continuing operations for 1998 decreased to $143.6 million from $207.4 million, a decrease of $63.8 million or 30.8%. This decrease resulted from lower sales volume of $44.9 million, or 23.8%, at the Company's Blends operations and the October 1997 divestiture of the Texfi Narrow Fabrics division which generated $18.9 million net sales in fiscal 1997. The finished fabric sales reduction was primarily attributable to unusually high imports of competing fabrics and finished apparel from Asia into United States' markets, specifically the Company's missy and junior wear markets.

Cost of goods sold ("CGS") as a percentage of net sales from continuing operations for fiscal 1998 increased to 90.8% compared to 86.5% in 1997. The increase in the cost of goods sold as a percentage of net sales is attributable to volume related manufacturing inefficiencies at the Company's Blends operations and the divestiture of the Texfi Narrow Fabrics division which contributed a 18.8% gross margin in fiscal 1997.

Selling, general and administrative expenses ("SG&A") as a percentage of net sales from continuing operations rose to 8.8% in 1998 from 7.5% in 1997. While total SG&A expenses associated with ongoing operations declined by $1.2 million in addition to the $1.6 million savings from the divestiture of the Texfi Narrow Fabrics division, these expenses as a percentage of net sales increased primarily due to the constant fixed costs having been spread over a declining sales volume.

In 1998, the Company merged its weaving operations located at its Fayetteville, North Carolina facility into its Rocky Mount, North Carolina facility. The Company incurred $526,000 in employee related severance and benefit costs which were segregated as a restructuring charge.

During the fourth quarter of 1998, the Company incurred $415,000 in restructuring charges associated with its former Texfi Narrow Fabrics division. The total charge included a $133,000 post-closing adjustment for the sale of its knitted narrow fabrics business plus costs of $152,000 to write-down the remaining property, plant and equipment from its woven knitted fabrics operations to net realizable value and $130,000 in various other restructuring costs.

On December 18, 1997 the Company divested its interest in the joint venture Rival Sport, LLC ("Rival") by selling its 50% ownership interest to an entity affiliated with certain of the Company's then executive officers. The Company received a secured $4.5 million ten-year note which bore interest at 5.0% per annum, payable at maturity. In the first quarter of fiscal 1998, the Company determined that as a result of continued and anticipated future losses at Rival and in light of the terms of the note there had been a permanent impairment to its net investment in Rival and accordingly restated its financial records as of October 31, 1997 to reflect a reserve of $3.4 million against its net investment in Rival. Also in the first quarter of fiscal 1998, the Company recorded an additional $1.1 million impairment against its net investment in Rival, thus reserving against the full value of the note. Subsequent to yearend, management was informed that the note may be of no collectible value.

The 1998 loss on disposal of discontinued operations of $1.9 million is primarily related to the loss on sale of property, plant, and equipment remaining from the Kingstree Knit Apparel division's operations at prices less than recorded value, plus associated liquidation costs. The Kingstree Knit Apparel division was closed in fiscal 1996. As of October 30, 1998, the Company had approximately $368,000 million of Kingstree Knit Apparel division assets still held for disposal.

Interest expense decreased by $1.9 million to $8.4 million in 1998. The decrease was attributable to lower borrowing rates on the Company's revolving credit and term loans as well as a $6.3 million decrease in total indebtedness.

As discussed in the Notes to Consolidated Financial Statements, as of October 30, 1998, net operating loss carryforwards of approximately $77.0 million remain in effect to offset future taxable income.

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

CGS as a percentage of net sales from continuing operations for fiscal 1997 remained consistent at 86.5% when compared to 1996. In 1997, increased operating costs at the Company's Blends division of approximately $3.4 million were completely offset by decreased operating costs at the Narrow Fabrics division. The increase at the Blends division resulted from higher labor costs associated with installing new equipment; training associates to operate this equipment; and manufacturing inefficiencies created by increasing production rates to maximum levels in order to satisfy higher customer demand. The decrease at the Narrow Fabrics division resulted from closing the woven narrow fabrics facility at the end of 1996 and a better mix of higher margin knitted narrow fabrics sold during 1997.

SG&A as a percentage of net sales from continuing operations rose to 7.5% in 1997 from 7.2% in 1996. This increase was attributable to increased distribution costs within the Blends division in order to accommodate the increased sales volume; costs incurred to expand into new markets; and higher management fees paid to Mentmore Holdings Corporation ("Mentmore"), an entity affiliated with certain then executive officers of the Company.

Interest expense increased by $43,000 to $10.3 million in 1997. Increased borrowing rates on the Company's revolving and term loan facility more than offset the reduction in interest expense attributable to the $14.7 million decreases in total indebtedness.

On November 1, 1996, the Company restructured its narrow fabrics operations, closing the Narrow Fabrics division's woven narrow fabrics facility in Graham, North Carolina and consolidating the remaining Narrow Fabrics division assets into its knitted narrow fabrics Asheboro, North Carolina facility. As a result, the Company recorded an initial $3.3 million restructuring charge during 1996 which primarily consisted of a write-down of $2.0 million of property, plant and equipment and $500,000 for inventory to their net realizable value; and $800,000 in other various restructuring costs. During fiscal 1997, the Company proceeded to liquidate a majority of the Graham facility assets and decided to place for sale its remaining knitted narrow fabrics business. On October 3, 1997, the Company sold its knitted Narrow Fabrics business, excluding trade and factor accounts receivable, for $7.7 million, which generated a gain of $3.8 million. Also during the fourth quarter of 1997, the Company recorded an additional $3.3 million in restructuring charges to write-down the remaining assets related to the Graham facility including a $3.0 million write-down of property, plant and equipment to net realizable value.

Sales for the Narrow Fabrics division were $18.9 million and $24.0 million for 1997 and 1996, respectively. This division reported net income of $1.9 million in 1997 and a net loss of $869,000 in 1996, before restructuring income of $491,000 and restructuring charge of $3.3 million.

The equity in loss of joint venture of $1.6 million for 1997 represents the Company's share of costs related to the startup of Rival, a joint venture between the Company and NHL Enterprises, which was created in February 1997 to market and source a branded line of hockey-related apparel. In the first quarter of 1998, the Company determined that there had been a permanent impairment to its net investment in Rival and accordingly restated its financial records as of October 31, 1997 to reflect a reserve of $3.4 million against its net investment in Rival.

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

CAPITAL RESOURCES AND LIQUIDITY

During 1998 and 1997, the Company's business exhibited seasonality, primarily due to temporary plant shutdowns during the Christmas/New Year's holiday season. As a result, sales have been and are expected to be lower during the first half of the fiscal year while working capital requirements increase in anticipation of higher second half sales. Working capital is comprised chiefly of accounts receivable and inventory.

During its 1998 fiscal year, the Company's operating activities generated net cash totaling $6.4 million. This operating cash was a result of the $13.6 million net loss adjusted for depreciation and amortization ($6.4 million), impairment loss on joint venture ($1.1 million), provision for losses on accounts receivable ($1.1 million), and net loss on disposition of property, plant, and equipment ($380,000), none of which required cash. In addition, decreases in accounts receivable ($9.2 million) and inventory ($6.6 million) which offset the decrease in accounts payable and other liabilities ($4.8 million) contributed $11.0 million in operating cash. Net cash from operations ($6.4 million) plus cash on hand ($1.3 million), proceeds from sale of property, plant and equipment held for disposal ($2.1 million), and long-term debt proceeds ($13.0 million) were used to purchase property, plant and equipment ($1.5 million), repay long-term debt obligations ($10.6 million), reduce the revolving credit line ($8.8 million), invest in the joint venture ($1.2 million), and fund credit and term loan costs ($669,000).

As of October 30, 1998, the Company's working capital showed a deficit of $17.0 million; a decrease of $42.4 million from October 31, 1997. This decrease is due primarily to reductions in cash and cash equivalents of $1.3 million, accounts receivable of $10.3 million and inventory of $6.6 million and an increase in current maturities of long-term debt and subordinated debentures of $29.3 milion which more than offset increases in prepaid expense of $340,000 and decreases in accounts payable and other liabilities of $4.8 million.

On December 19, 1997, the Company amended and restated the $74.0 million credit facility entered into on March 15, 1996. As amended, the credit facility consisted of a $10.0 million term loan payable in sixteen equal installments of $500,000 which began February 1998 and a $2.0 million balloon payment due May 31, 1999 and a $45.0 million revolving credit line which expired in conjunction with the term loan's balloon payment. The credit facility was secured by substantially all of the Company's assets.

At the end of the 1998 second fiscal quarter, the Company was in violation of the amended and restated March 15, 1996 credit facility's financial ratios and minimum availability requirement. On June 5, 1998, the Company entered into a Forbearance Agreement which provided that during the forbearance period defined as June 5 through July 24, 1998, the credit facility lenders would not, solely by reason of the defaults noted, exercise any right or remedy available upon default other than those expressly set forth in the Forbearance Agreement. The Forbearance Agreement (a) reduced the aggregate revolving credit line, (b) revised both the minimum availability requirement and its definition, (c) increased applicable interest margins, (d) changed the interest payment periods, and (e) waived term loan principal payments. The Forbearance Agreement was conditioned on the deferral of management fees to Mentmore an entity affiliated with certain former Company executive officers and the execution by an entity associated with Mentmore of a guaranty of secured obligations to the extent of $1.0 million. In consideration, the entity received from the Company a ten-year option to purchase 600,000 shares of common stock and an amendment of the purchase price and option period of a related entity's previous option to purchase 600,000 shares of common stock.

On August 28, 1998, the Company entered into a $40.0 million credit facility that expires on August 31, 2000. Net proceeds of $22.8 million from the credit facility were applied toward repayment of the previous revolving credit line. The credit facility is secured by a first lien on substantially all of the Company's working capital assets and a second lien on substantially all of the Company's property, plant and equipment. The second lien position is subordinate to the security interests of Back Bay Capital, LLC securing the term loan entered into on August 28, 1998 and as more fully described below. The credit facility currently provides for the Company to elect interest rates based upon a Eurodollar or prime interest rate plus applicable margin. In addition, the Company may choose interest periods of 1, 2, 3 or 6 months with respect to its Eurodollar rate elections. As of October 30, 1998, funds available under the new credit facility, which represents the difference between the Borrowing Base as defined by the credit facility agreement and the revolving credit line outstanding, approximated $1.6 million.

On August 28, 1998, the Company also entered into a $13.0 million term loan with Back Bay Capital, LLC. The $12.6 million in net proceeds from the term loan were applied toward the term loan ($8.0 million) outstanding under the previously existing credit facility and revolving credit line ($4.6 million) of the new credit facility. The new term loan is payable in 23 equal monthly installments of $100,000 beginning October 1, 1998 with a balloon payment on August 31, 2000. The term loan is secured by a first lien on substantially all of the Company's property, plant and equipment, with a second lien on substantially all of the Company's working capital assets. The second lien is subordinate to the aforesaid revolving credit facility's security interest. The term loan provides for interest on the unpaid principal balance at 12.0% per annum payable monthly in arrears. There is an additional provision for 3.0% per annum interest that is accrued and added to the unpaid principal balance monthly in arrears.

Both the credit and term loan facilities place limitations on the Company's rental expense, additional indebtedness, acquisitions, capital expenditures, payment of subordinated debentures, and sale or disposal of assets. The Company is required to maintain minimum capital funds and comply with a debt service coverage ratio, each as defined by the facilities. In addition, the Company is required to consummate an exchange offer with the holders of not less that $27.1 million in principal of its 8-3/4% Senior Subordinated Debentures due August 1, 1999 on or before April 30, 1999 on terms as set forth in the facilities. As of October 30, 1998, the Company was in compliance with both the credit and term loan facilities' financial covenants.

At the end of the 1999 first fiscal quarter, the Company was in violation of the August 28, 1998 credit and term loan facility's debt service coverage ratio, minimum capital funds requirement, and non-payment of certain real property taxes and equipment operating leases. On February 25, 1999, the Company entered into a Forbearance Agreement which provided that during the forbearance period defined as February 25 through May 28, 1999, the credit facility lenders would not, solely by reason of the defaults noted, exercise any right or remedy available upon default other than those expressly set forth in the Forbearance Agreement. The Forbearance Agreement (a) revised the Borrowing Base definition to include a reserve for certain real property taxes, (b) replaced the debt service coverage ratio and minimum capital funds requirement with an EBITDA financial requirement, and (c) expanded periodic reporting requirements. The Forbearance Agreement was conditioned on (a) the deferral of interest and principal payments due by the Company on any of its subordinated debentures and
(b) the receipt of $1.5 million in cash, representing the net proceeds of a subordinated loan made by Moore Assets International Limited ("MAI"), a company organized under the International Business Companies Act of the Commonwealth of the Bahamas. In addition, the Forbearance Agreement required that the net proceeds from the MAI subordinated loan be applied to the revolving credit line and the Company is prohibited from payment of interest or principal on the MAI subordinated loan.

As of October 30, 1998, the Company had outstanding approximately $34.4 million of its Senior Subordinated Debentures due August 1, 1999 ("8-3/4% Debentures"). The 8-3/4% Debentures, which cannot be called prior to their maturity date, are unsecured obligations. These debentures contain covenants that place limitations on the use of proceeds from disposal of assets and on the incurrence of additional indebtedness and senior indebtedness (as defined in the governing indenture) if such indebtedness would exceed stated ratios of capitalization and earnings after such incurrence. The debenture definition of indebtedness does not include revolver credit line borrowings or operating lease obligations. The Company was prohibited from incurring additional indebtedness.

In December 1997, the 8-3/4% Debenture holders waived the restriction on the incurrence of additional indebtedness with respect to the amended and restated March 15, 1996 credit facility. As a condition to the waiver, the Company executed a Second Supplemental Indenture which provided that beginning on the last business day of September 1998 and continuing on the last business day of each month thereafter through the last business day of June 1999, the Company would deposit with the 8-3/4% Debenture trustee $600,000 less an amount equal to 8-3/4% Debentures repurchased during the period prior to the monthly payment date. Total deposits, including interest earned thereon, were to be paid as principal and interest on the August 1, 1999 maturity date. Subsequently, the Company executed a Third Supplemental Indenture dated as of August 28, 1998 whereby, the requisite 8-3/4% Debenture holders waived the restriction on the incurrence of additional indebtedness with respect to both the August 28, 1998 Revolving Credit Facility and Term Loan and Security Agreements referred to above and eliminated the monthly $600,000 sinking fund deposits which were scheduled to begin on the last business day of September 1998.

Subsequent to yearend, the Company failed to make the February 1, 1999 interest payment due on the 8-3/4% Debentures which approximated $1.5 million.

As of October 30, 1998, the Company had approximately $2.4 million of its Series C Debentures due April 1, 2000. The annual interest rate of the Series C Debentures may be adjusted at the sole discretion of the Company on each April 1 until maturity. The Series C Debentures are redeemable on April 1, 1999, in whole or in part, at the option of the holder or the Company for the principal amount thereof plus accrued interest through the date of redemption.

Subsequent to yearend, the Company failed to make the April 1, 1999 interest payment due on the Series C Debentures which approximated $153,000 and failed to honor the $1.5 million in Series C Debentures put to the Company for redemption at the option of Series C Debenture holders.

The Company has significant lease obligations that are classified as operating leases and therefore are not reflected in the balance sheet. The aggregate future minimum lease payments under these leases for their initial or remaining noncancellable terms were $15.6 million as of October 30, 1998, including $4.3 million for fiscal 1999.

As a condition precedent to the Company's December 19, 1997 amended and restated March 15, 1996 credit facility, the Company was required to divest its interest in Rival and accordingly, on December 18, 1997, the Company sold its investment to Clarendon Holdings, LLC, an affiliate of certain, now former, executive officers of the Company. In exchange for the Company's 50% ownership interest, it received a secured $4.5 million single balloon payment note due December 15, 2007, which bears annual interest of 5%, payable upon maturity. The Company's note represents its net investment in Rival on the date of sale. Due to continued and anticipated future losses at Rival, and in light of the terms of the note received from the sale of Rival; the Company recorded an impairment of $3.4 million against its net investment in Rival as of October 31, 1997 and an additional $1.1 million as of January 30, 1998, thus reserving the full face value of the note. Subsequent to yearend, management was informed that the note may be of no collectible value.

Management believes that cash flows from operations and funds available under the current revolving credit line may not provide the Company with sufficient funds to meet its fiscal 1999 cash needs, assuming no significant improvement in current market conditions or interest rates. Management, therefore, intends to explore various alternatives to the need for additional working capital, including the possibility of filing for a reorganization under the United States Bankruptcy code and/or raising additional capital from third parties. (Refer to Note 18, Subsequent Events, included in the Notes to Consolidated Financial Statements for the Year Ended October 30, 1998.)

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

YEAR 2000 IMPACT

The Company is preparing for the impact of the arrival of the Year 2000 on its business, as well as on the businesses of its customers, suppliers and business partners. The "Year 2000 Issue" is a term used to describe the problems created by systems that are unable to accurately interpret dates after December 31, 1999. These problems are derived predominantly from the fact that many software programs have historically categorized the "year" in a two-digit format.

The Company has determined that it will need to modify or replace portions of its software in order that its computer systems will function properly with respect to dates in the year 2000 and beyond. A team of internal staff is managing the Company's Year 2000 initiative. The team's activities are designed to ensure that there is no adverse effect to the Company's core business operations and transactions with customers, suppliers, and financial institutions are fully supported. The team began with a review of all IT and non-IT systems, including Company products and internal operating systems for potential Year 2000 Issues. The Company completed this review for the majority of its systems during fiscal 1998. The Company's business applications are either currently compliant or will be replaced by compliant applications or made compliant by the vendors which supply the programs or through modifications by internal staff. A final component of the Company's Year 2000 compliance program is the actual testing and remediation (if necessary) of the Company's IT and non-IT products and systems. The Company anticipates that testing and remediation of most of its products, IT and non-IT internal systems will be completed by October 1999. As of October 30, 1998, the Company estimates that it has completed approximately 70% of the Year 2000 readiness analysis required.

The Company is evaluating its principal suppliers, service providers and other business partners to ensure that those parties have appropriate plans to remediate Year 2000 issues where their systems interface with the Company's systems or may otherwise impact its operations. The Company anticipates that this evaluation will be ongoing through 1999.

The Company is working jointly with customers, strategic vendors and business partners to identify and resolve any Year 2000 issues that may impact the Company. However, there can be no assurance that the companies with which the Company does business will achieve a Year 2000 conversion in a timely fashion, or that such failure to convert by another company will not have a material adverse effect on the Company.

The total cost associated with the Company's Year 2000 remediation is not expected to be material to the Company's financial condition or results of operations. Costs of the Company's Year 2000 are being expensed as incurred. These costs represent the labor costs of time allocated from existing internal staff and vendor purchases.

There can be no assurance that the Company will be completely successful in its efforts to address Year 2000 Issues. If some of the Company's products are not Year 2000 compliant, the Company could suffer lost sales or other negative consequences, including, but not limited to, diversion of resources, damage to the Company's reputation, increased service and warranty costs and litigation, any of which could materially adversely affect the Company's business operations or financial statements.

The Company is dependent on third parties such as its customers, suppliers, service providers and other business partners. If these or other third parties fail to adequately address Year 2000 Issues, the Company could experience a negative impact on its business operations or financial statements.

Although the Company has not yet developed a comprehensive contingency plan to address situations that may result if the Company or any of the third parties upon which the Company is dependent is unable to achieve Year 2000 readiness, the Company's Year 2000 compliance program is ongoing and its ultimate scope, as well as the consideration of contingency plans, will continue to be evaluated as new information becomes available.

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

Item 7a. Quantitative and Qualitative Disclosures About  Market Risks

Interest Rate Risk

The Company's revolving credit line provides for the Company to elect interest rates based upon either a Eurodollar or prime interest rate plus established margin. Thus the Company is sensitive to changes in prevailing interest rates. In addition, because the Company has issued fixed rate debentures it runs a risk that market interest rates will decline below the fixed interest rates and the required interest payments will exceed those available based upon the current market interest rate.

Foreign Currency Risk

The Company both purchases supplies and sales products in a foreign currency which creates a foreign currency risk exposure that the U.S. dollar will decline or increase in value as compared to the currency of the country in which the transaction transpired.

Commodity Price Risk

The Company uses many types of fiber, both natural and man-made, in the manufacture of its textile products. The Company believes that future price levels for all fibers will depend primarily upon supply and demand conditions, weather conditions, general inflation, domestic and foreign governmental regulations and agricultural programs, and prices of underlying raw materials such as petroleum.

Item 8.  Financial Statements and Supplementary Data

                     CONSOLIDATED STATEMENTS OF OPERATIONS

        For the fiscal years ended October 30, 1998, October 31, 1997 and November 1, 1996
    (Dollar amounts in thousands except number of shares and per share data)

                                                          1998               1997               1996
                                             ---------------------------------------------------------

Net sales                                               $143,558           $207,400           $192,150

Cost and expenses:
 Cost of goods sold                                      130,362            179,449            166,173
 Selling, general and administrative                      12,659             15,541             13,897
 Restructuring (income) charge                               941               (491)             3,257
                                             ---------------------------------------------------------
Total                                                    143,962            194,499            183,327

Operating (loss) income                                     (404)            12,901              8,823

Other expense (income):
 Interest                                                  8,379             10,297             10,254
 Impairment loss on joint venture                          1,154              3,370                 --
 Equity in loss of joint venture                              --              1,603                 --
 Other, net                                                  (87)              (138)                (7)
                                             ---------------------------------------------------------
Total                                                      9,446             15,132             10,247

Net loss from continuing operations                       (9,850)            (2,231)            (1,424)

Discontinued operations:
 Loss from operations of discontinued
  operations                                                  --                 --             (5,162)

 Loss on disposal of discontinued operations              (1,885)              (990)           (10,993)
                                             ---------------------------------------------------------
 Net loss from discontinued operations                    (1,885)              (990)           (16,155)

Extraordinary item:
    Loss from early debt extinguishment                   (1,886)                --                 --
                                             ---------------------------------------------------------

Net loss                                                $(13,621)          $ (3,221)          $(17,579)
                                             =========================================================

Weighted average number of shares                      8,859,098          8,806,865          8,696,177
                                             =========================================================

Basic and diluted net loss per share:
 Continuing operations                                  $  (1.11)          $   (.26)          $   (.16)
 Discontinued operations                                    (.21)              (.11)             (1.86)
 Extraordinary item                                         (.22)                --                 --
                                             ---------------------------------------------------------
 Net loss                                               $  (1.54)          $   (.37)          $  (2.02)
                                             =========================================================

See notes to consolidated financial statements.

                          CONSOLIDATED BALANCE SHEETS
                     October 30, 1998 and October 31, 1997
                         (Dollar amounts in thousands)

                                                                         1998                 1997
                                                         -----------------------------------------
Assets
Current assets:
 Cash and cash equivalents                                            $    162             $  1,434
 Receivables:
  Due from factor                                                       22,530               35,494
  Trade, less allowances ($ 1,619- 1998, $645-1997)                      7,829                4,486
  Other                                                                     85                  815
 Inventories                                                            13,346               19,914
 Prepaid expenses                                                          964                  624
                                                          -----------------------------------------
Total current assets                                                    44,916               62,767

Property, plant and equipment  net                                      24,882               28,254
Property, plant and equipment held for disposal-net                        368                3,318
Other assets                                                             1,686                2,358
Total assets                                                          $ 71,852             $ 96,697
                                                          =========================================

Liabilities and shareholders' deficit
Current liabilities:
 Current maturities of long-term debt                                 $  1,200             $  5,015
 Current maturities of subordinated debentures                          34,371                1,200
 Accounts payable                                                       22,503               28,110
 Other liabilities                                                       3,833                3,037
                                                          -----------------------------------------
Total current liabilities                                               61,907               37,362

Revolving credit line                                                   25,144               33,919
Long-term debt                                                          11,766                5,500
Subordinated debentures                                                  2,354               35,631
Other long-term obligations                                                192                  175
                                                          -----------------------------------------
Total liabilities                                                      101,363              112,587

Contingent liabilities and commitments

Shareholders' deficit:
 Common stock, $1.00 par value - authorized 20,000,000
  shares; outstanding 8,859,098 shares in 1998 and 1997                  8,859                8,859

 Additional paid-in capital                                             25,534               25,534
 Accumulated deficit                                                   (63,904)             (50,283)
                                                          -----------------------------------------
Total shareholders' deficit                                            (29,511)             (15,890)
                                                          -----------------------------------------
Total liabilities and shareholders' deficit                           $ 71,852             $ 96,697
                                                          =========================================

See notes to consolidated financial statements.

                      CONSOLIDATED STATEMENTS OF COMMON
                        SHAREHOLDERS' (DEFICIT) EQUITY
     For the fiscal years ending October 30, 1998, October 31, 1997, and
                               November 1, 1996
                         (Dollar amounts in thousands)

                                                Common Stock             Additional
                                                $1 Par Value              Paid-in          Accumulated
                                          Shares           Amount         Capital            Deficit            Total
                                  -----------------------------------------------------------------------------------

November 3, 1995                         8,650,690         $8,651         $25,069            $(29,483)       $  4,237
 Net loss for fiscal 1996                       --             --              --             (17,579)        (17,579)
 Stock issued under various
  employee stock plans                      84,801             84             117                  --             201
                                  -----------------------------------------------------------------------------------
November 1, 1996                         8,735,491          8,735          25,186             (47,062)        (13,141)
 Net loss for fiscal 1997                       --             --              --              (3,221)         (3,221)
 Stock issued to directors                 105,735            106             320                  --             426
 Stock issued under various
  employee stock plans                      17,872             18              28                  --              46
                                  -----------------------------------------------------------------------------------
October 31, 1997                         8,859,098          8,859          25,534             (50,283)        (15,890)
 Net loss for fiscal 1998                       --             --              --             (13,621)        (13,621)
                                  -----------------------------------------------------------------------------------
October 30, 1998                         8,859,098         $8,859         $25,534            $(63,904)       $(29,511)
                                  ===================================================================================



See notes to consolidated financial statements.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
       For the fiscal years ended October 30, 1998, October 31, 1997, and
                                November 1, 1996
                         (Dollar Amounts in thousands)

                                                           1998               1997               1996
                                              --------------------------------------------------------
Operating activities
Net loss                                                $(13,621)          $ (3,221)          $(17,579)
Adjustments to reconcile net loss to net cash
 provided by (used in) operating activities:
  Impairment loss on joint venture                         1,154              3,370                 --
  Equity in loss of joint venture                             --              1,603                 --
  Depreciation and amortization                            6,415              5,859              8,405
  Provision for losses on accounts receivable              1,120                199              2,102
  Loss on disposition of property, plant and
   equipment.                                                380                104              4,247

  Loss on disposition of unamortized goodwill                 --                 --              1,903
  Change in operating assets and liabilities:
     Receivables                                           9,231              3,576            (37,499)
     Inventories                                           6,568              2,265              5,913
     Prepaid and other assets                                (74)               (52)               757
     Accounts payable and other liabilities               (4,794)               (47)             1,208
                                              --------------------------------------------------------
Net cash provided by (used in) operating
 activities                                                6,379             13,656            (30,543)

Investing activities
Purchases of property, plant and equipment                (1,477)            (9,099)            (9,315)
Proceeds from sale of property, plant and
 equipment                                                 2,104             16,028              5,494
                                              --------------------------------------------------------
Net cash provided by (used in) investing
 activities                                                  627              6,929             (3,821)

Financing activities
Proceeds from long-term debt borrowings                   13,000             10,000             19,000
Net (payments) borrowings from revolving credit
                                                          (8,775)            (5,048)            38,967
Payments on long-term debt and capital lease
 obligations                                             (10,549)           (16,000)           (22,919)

Payments for repurchase of subordinated
 debentures                                                 (106)            (3,649)              (244)
Investment in joint venture                               (1,179)            (4,886)                --
Capitalized loan costs                                      (669)              (458)              (970)
Proceeds from stock plans, net.                               --                472                201
                                              --------------------------------------------------------
Net cash (used in) provided by financing
 activities                                               (8,278)           (19,569)            34,035
Increase (decrease) in cash and cash
 equivalents                                              (1,272)             1,016               (329)
Cash and cash equivalents at beginning of
 period                                                    1,434                418                747
Cash and cash equivalents at end of period              $    162           $  1,434           $    418
                                              ========================================================

See notes to consolidated financial statements.

            October 30, 1998, October 31, 1997 and November 1, 1996


1. Summary of Significant Accounting Policies

Company
Texfi Industries, Inc. and one wholly-owned inactive subsidiary (the "Company") is one of the nation's leading manufacturers of synthetic fabrics which are marketed throughout the United States, as well as Europe. The Company's products are either made primarily from polyester yarns or polyester blended with rayon, lycra, or wool. Products are sold and distributed to a variety of manufacturers in the womenswear and menswear apparel markets, as well as home furnishings.

Principles of Consolidation
The consolidated financial statements include the accounts of the Company's divisions and its subsidiary. Intercompany transactions have been eliminated. Certain 1997 fiscal year balance sheet accounts have been reclassified to conform to the 1998 fiscal year presentation.

Fiscal Year
The Company's operations are based on a fifty-two or fifty-three week fiscal year ending on the Friday closest to October 31. The 1998, 1997 and 1996 fiscal years include 52 weeks.

Use of Estimates
The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions which affect the amounts reported in these consolidated financial statements and accompanying footnotes. Actual results may differ from those estimates and assumptions.

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

            October 30, 1998, October 31, 1997 and November 1, 1996

1. Summary of Significant Accounting Policies (continued)

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

Net Loss Per Share
The Company adopted the provisions of Financial Accounting Standards Board Statement No. 128 in its 1998 consolidated financial statements and has restated all prior year per share information. Basic net loss per share was determined by dividing net loss by the weighted average number of shares outstanding during each year. Diluted net loss per share reflects the potential dilution that could occur assuming conversion or exercise of all convertible securities and issued and unexercised stock options.

For additional disclosures regarding net loss per share, see Note 7 "Loss Per Share".

Recently Issued Accounting Standards
In June 1997, the FASB issued SFAS 130, "Reporting Comprehensive Income" and SFAS 131, "Disclosures about Segments of an Enterprise and Related Information" both of which are effective for fiscal years beginning after December 15, 1997. SFAS 130 establishes standards for reporting and display of comprehensive income and its components in financial statements. SFAS 131 changes the way in which public companies report segment information in annual financial statements and requires those companies to report selected segment information in interim financial statements to stockholders. The Company will adopt SFAS 130 and 131 during its 1999 fiscal year and will include the financial statement disclosures as required. The application of SFAS 130 and 131 will not impact the Company's financial position or results from operations.

            October 30, 1998, October 31, 1997 and November 1, 1996

2. Accounts Receivable - Due from Factor

Concentration of credit risk is limited due to the large number of customers to which the Company sells its products (no one customer accounted for more than 6% of the Company's 1998 net sales, 5% of the Company's 1997 net sales, or 4% of the Company's 1996 net sales) and the use of several factors to assign the invoices for sales to its customers. The Company generally requires no collateral for its accounts receivable.

Interest paid on factor advances and other factor related fees in 1998, 1997 and 1996 approximated $677,000, $1,181,000, and $1,442,000, respectively.

3. Inventories

Inventories at October 30, 1998 and October 31, 1997 are summarized as follows:

                                        1998               1997
                               --------------------------------
                                           (In Thousands)
Finished goods                        $ 3,338            $ 5,225
Goods in process                        6,299             10,092
Raw materials                           2,294              2,845
Supplies                                2,017              2,595
                               ---------------------------------
Total                                  13,948             20,757
Less reserves                             602                843
                               ---------------------------------
Inventories  net                      $13,346            $19,914
                               =================================

4. Property, Plant and Equipment

Property, plant and equipment at October 30, 1998 and October 31, 1997 consists of the following:

                                                  1998               1997
                                          ---------------------------------
                                                      (In Thousands)
Land and land improvements                       $ 2,220            $ 2,220
Buildings                                         16,019             16,019
Machinery and equipment                           61,022             59,042
Construction in progress                             638              1,143
                                          ---------------------------------
Total                                             79,899             78,424
Less accumulated depreciation                     55,017             50,170
Property, plant and equipment - net              $24,882            $28,254
                                          =================================

Depreciation expense approximated $4,849,000, $5,079,000 and $7,412,000 during 1998, 1997 and 1996, respectively.

            October 30, 1998, October 31, 1997 and November 1, 1996

5. Long-term Debt, Revolving Credit Line and Pledged Assets

On August 28, 1998, the Company entered into a $40.0 million loan and security agreement ("credit facility") that expires on August 31, 2000. The credit facility is secured by a first lien on substantially all of the Company's working capital assets and a second lien on substantially all of the Company's property, plant and equipment which is subordinate to the security interests of the term loan as described below. The credit facility currently provides for the Company to elect interest rates based upon a Eurodollar or prime interest rate plus applicable margin. In addition, the Company may choose interest periods of 1, 2, 3 or 6 months with respect to its Eurodollar rate elections. The credit facility defines revolving credit availability as the sum of 90% of eligible factor accounts receivable, 85% of eligible insured trade accounts receivable, 65% of eligible uninsured trade accounts receivable, and approximately 50% of eligible inventory (up to a maximum of $12.0 million) less outstanding revolving credit line debt and letters of credit. The revolving credit line balance as of October 30, 1998 and October 31, 1997 was $25.1 million and $33.9 million, respectively. As of October 30, 1998 the Company had revolving credit line availability approximating $1.6 million.

In addition, on August 28, 1998, the Company entered into a $13.0 million term loan and security agreement ("term loan") that requires 23 equal monthly installments of $100,000 beginning October 1, 1998 and a balloon payment due August 31, 2000. The term loan is secured by a primary lien on substantially all of the Company's fixed assets and a second lien on working capital assets. The term loan has a 15% stated interest rate of which 12% is payable monthly in arrears. The additional 3% interest is accrued on the unpaid principal balance and then added to the unpaid principal balance on the first day of each calendar month.

Long-term debt at October 30, 1998 and October 31, 1997 consists of the following:

                                               1998               1997
                                          -------------------------------
                                                   (In Thousands)
Term loan with variable interest,
 collateralized by property, plant, and
 equipment with a net book value of
 $19,368,000                                   $12,966            $10,000
Term loans at 6.75%, payable in monthly
 installments plus interest through
 November 1, 1998                                   --                515
                                          -------------------------------
Total                                           12,966             10,515
Less current maturities                          1,200              5,015
                                          -------------------------------
Due after one year                             $11,766            $ 5,500
                                          ===============================

Net proceeds of $35.4 million from the credit facility and term loan were applied toward the previously existing revolving credit line and term debt obligation.

            October 30, 1998, October 31, 1997 and November 1, 1996

5. Long-term Debt, Revolving Credit Line and Pledged Assets (continued)

Both the credit facility and term loan provide for a Debt Service Coverage Ratio and Minimum Capital Funds as defined by the respective agreements. In addition, the agreements restrict additional indebtedness, the sale or disposal of fixed assets, the redemption of Senior Subordinated Debentures due August 1, 1999, and the payment of dividends or purchase, redemption or distribution on capital stock. As of October 30, 1998, the Company had complied with all credit facility and term loan covenants.

Interest paid on debt, other than debentures, in 1998, 1997 and 1996 was $3,616,000, $5,115,000 and $3,256,000, respectively.

For additional disclosures regarding long-term debt, revolving credit line and pledged assets, see Note 18 "Subsequent Events".

6. Subordinated Debentures

Debentures outstanding at October 30, 1998 and October 31, 1997 consist of the following:

                                                  1998               1997
                                          --------------------------------
                                                     (In Thousands)
Senior Subordinated Debentures, 8-3/4%,
 due August 1, 1999                             $34,371            $34,400
Subordinated Extendible Debentures, 11%,
 due April 1, 2000 (Series C)                     2,354              2,431
                                          --------------------------------
Total                                            36,725             36,831
Less current maturities                          34,371              1,200
                                          --------------------------------
Due after one year                              $ 2,354            $35,631
                                          ================================

In September 1993, the Company issued $34.5 million in principal amount of Senior Subordinated Debentures due August 1, 1999 ("8-3/4% Debentures".) The annual interest rate of these debentures is 8.75%, payable semiannually on August 1 and February 1 of each year. The 8-3/4% Debentures, which cannot be called prior to their maturity date, are unsecured obligations but contain covenants that place limitations on the use of proceeds from the disposal of assets and the incurrence of additional indebtedness and senior indebtedness (as defined in the indenture) if such indebtedness would exceed stated ratios of capitalization and earnings after such incurrence. The debenture definition of indebtedness does not include revolver credit line borrowings or operating lease obligations. The Company was prohibited from incurring additional indebtedness because of a violation of the defined limitations. A majority of debenture holders waived this restriction on the incurrence of additional indebtedness with respect to the new credit facility and term loan by executing a Third Supplemental Indenture which also eliminated the monthly $600,000 sinking fund deposits which were scheduled to begin on the last business day of September 1998.

            October 30, 1998, October 31, 1997 and November 1, 1996

6. Subordinated Debentures (continued)

In April 1990, the Company issued $7.1 million in principal amount of Subordinated Extendible Debentures due April 1, 2000, Series C (11%) (the "Series C Debentures"). The annual interest rate of the Series C Debentures may be adjusted at the sole discretion of the Company on each April 1 until maturity. The Series C Debentures are redeemable on April 1, 1999 , in whole or in part, at the option of the holder or the Company for the principal amount thereof plus accrued interest through the date of redemption.

During 1997, the Company paid off its 11-1/4% Convertible Senior Subordinated Debentures which were due October 1, 1997.

Interest paid on subordinated debentures in 1998, 1997 and 1996 was $3,326,000, $3,715,000 and $3,753,000, respectively.

For additional disclosures regarding subordinated debentures, see Note 18 "Subsequent Events".

7. Loss Per Share

The following table sets forth the computation of basic and diluted net loss per share (in thousands, except per share data):

                                           October 30         October 31         November 1
                                              1998               1997               1996
                                      --------------------------------------------------------
Net loss:
 Net loss                                  $(13,621)           $(3,221)          $(17,579)
                                      --------------------------------------------------------
 Weighted average shares                      8,859              8,807              8,696
                                      --------------------------------------------------------
Basic and diluted net loss per share       $  (1.54)           $ (. 37)          $  (2.02)
                                      ========================================================

Options to purchase 1,641,000 shares of common stock with exercise prices ranging between $1.26 and $4.43 per share were outstanding during 1998 but were not included in the computation of diluted net loss per share because the options' exercise price was greater than the average market price of the common shares and, therefore, the effect would be antidilutive.

For additional disclosures regarding outstanding stock options and subordinated debentures, see Note 8 "Stock Options and Stock Purchase Rights" and Note 6 "Subordinated Debentures".

            October 30, 1998, October 31, 1997 and November 1, 1996

8. Stock Options and Stock Purchase Rights

At October 30, 1998, options to purchase previously unissued shares of common stock were outstanding under a stock option plan. Payment for shares purchased upon exercise of an option granted under the plan may be made either in cash or in common stock of the Company. Stock options granted have a maximum term of ten years.

Information with respect to stock options outstanding is as follows:

                                  1998                           1997                           1996
                             Weighted Average               Weighted Average               Weighted Average
                                Exercise                       Exercise                       Exercise
                         Options          Price         Options          Price         Options          Price
                    ---------------------------------------------------------------------------------------------
Beginning of year       457,800           $3.75        311,664           $3.82        293,915           $4.36
Granted                  35,000            1.26        185,000            4.00         60,000            3.25
Canceled                (51,800)           3.37        (38,864)           5.49        (42,251)           6.75
                    ---------------------------------------------------------------------------------------------
End of year             441,000           $3.54        457,800           $3.75        311,664           $3.82
                    =============================================================================================

The Company has elected to comply with Accounting Principles Board ("APB") Opinion Number 25, "Accounting for Stock Issued to Employees." Under APB 25, no compensation expense is recognized for the Company's employee stock options because the option exercise price equals the market price of the underlying stock on the date of grant.

Pro forma information regarding net loss and net loss per share is required when APB 25 accounting is elected. Pro forma information was determined as if the Company had accounted for its employee stock options under the fair value method of SFAS 123, "Accounting for Stock-Based Compensation." The pro forma amounts were determined based on stock option grants during 1998, 1997 and 1996 and thus the pro forma amounts for compensation cost may not be indicative of the effects on pro forma net income (loss) and net income (loss) per share for future years.

                                      1998                1997
                                -------------------------------
                                          (In Thousands)
Net loss as reported               $(13,621)            $(3,221)
                                -------------------------------
Pro forma net loss                 $(13,665)            $(3,246)
                                ===============================

                                       1998                1997
                                --------------------------------
Net loss per share as reported       $(1.54)              $(.37)
                                -------------------------------
Pro forma net loss                   $(1.54)              $(.37)
                                ===============================

            October 30, 1998, October 31, 1997 and November 1, 1996

8. Stock Options and Stock Purchase Rights (continued)

The fair values for options were estimated on the grant date using a Black-Scholes option pricing method. For purposes of pro forma disclosures, the estimated fair values of the options are amortized to expense over the option's vesting period.

                                                1998                 1997                 1996
Options exercisable at year end                279,250              242,300              138,214
                                              ========             ========             ========
Options available  for granting
 at year end                                   417,099              400,299              546,435
                                              ========             ========             ========

Per share weighted average fair
 value of options granted                     $   1.26             $   2.76             $   2.07
                                              ========             ========             ========

Weighted average years of
 contractual life of stock
 options granted                                  5.00                 8.65                 5.00
                                              ========             ========             ========

Risk-free interest rate                              5%                   5%                   5%
                                              ========             ========             ========
Volatility factor                                .7500                .6046                .6319
                                              ========             ========             ========
Dividend yield                                       0%                   0%                   0%
                                              ========             ========             ========

Effective July 22, 1988, the Board of Directors of the Company adopted a Share Purchase Rights Plan and approved the distribution to stockholders of record on August 9, 1988 of one Preferred Share Purchase Right ("Right") for each outstanding share of the Company's common stock. Each Right, when exercisable, generally entitle common stockholders to purchase one one-hundredth of a share of a new series of preferred stock, designated as Series A Junior Participating Preferred Stock, at a price of $30. The Rights were generally exercisable and transferable apart from the Company's common stock upon acquisition by a person or group of 30% or more of the Company's common stock (amended by the Board of Directors in 1994 to change 15% to 30%), the announcement of a tender offer for 20% or more of the Company's common stock or a determination by the Board of Directors that any holder of 12% or more of the Company's common stock is an "adverse person." The Rights expired on August 9, 1998.

9. Common Shareholders' Deficit

At October 30, 1998, shares of common stock were reserved for possible issuance as follows:
Stock options (Note 8)                                              858,099
Stock options granted to entities affiliated with
 certain Company former executive officers.                       1,200,000
1990 Executive Stock Purchase Plan                                  283,892
Directors' Deferred Stock Compensation Plan                          57,153
                                                             --------------
Total                                                             2,399,144
                                                             ==============

            October 30, 1998, October 31, 1997 and November 1, 1996


10. Income Taxes

As of October 30, 1998, the Company had net operating loss carryforwards of $77.0 million for income tax purposes which will begin to expire in 2007. For financial reporting purposes, a valuation allowance of $30.8 million has been recognized to offset the deferred tax asset related to these carryforwards.

Deferred income tax expense results from temporary differences related primarily to net operating loss carryforwards. Significant components of the Company's deferred tax asset as of October 30, 1998 and October 31, 1997 are as follows:

                                                        1998                 1997
                                                 ---------------------------------
                                                             (In Thousands)
Deferred tax liability:
Tax over book depreciation and amortization          $    272             $    493
Deferred tax asset:
Net operating loss carryforwards                       30,722               25,279
Allowance for bad debts                                     3                  258
Contribution rollover                                       8                    8
Lawsuit settlement                                         66                   66
                                                 ---------------------------------
Total deferred tax assets                              30,799               25,611
Valuation allowance                                   (30,527)             (25,118)
Net deferred tax assets                                   272                  493
                                                 ---------------------------------
Net deferred tax liability                           $     --             $     --
                                                 =================================

11. Employee Benefit Plan

The Company maintains a defined contribution plan (401(k)) covering substantially all employees who have completed six months of service. The Company matches each participating employee's contributions at 50% up to a maximum of 2.5% of the employees gross wages. Discretionary Company contributions are determined annually by the Board of Directors based on results of operations and may either match employee contributions or represent fixed amounts. There were no discretionary contributions in 1998, 1997 or 1996. The Company contributed approximately $288,000, $45,000, and $127,000, in 1998, 1997 and 1996, respectively.

            October 30, 1998, October 31, 1997 and November 1, 1996



12. Rental Expense and Lease Obligations

Rental expense, primarily for machinery and equipment, is summarized as follows:

                                   1998                1997               1996
                           ----------------------------------------------------
                                                (In Thousands)
Gross rentals                     $3,947             $4,921              $4,255
Less sublease rentals                127                154                 133
                           ----------------------------------------------------
Rental expense, net               $3,820             $4,767              $4,122
                           ====================================================

Future obligations for minimum rentals under operating leases that have initial or remaining noncancellable lease terms in excess of one year at October 30, 1998 and rentals to be received under noncancellable subleases are as follows:

                                              Operating Leases Net
                                  Minimum           Sublease            Minimum
Fiscal Year                       Rentals            Rentals            Rentals
                           ---------------------------------------------------------
                                                 (in Thousands)
1999                              $ 4,266             --                $ 4,266
2000                                3,840             --                  3,840
2001                                3,183             --                  3,183
2002                                1,597             --                  1,597
2003                                1,243             --                  1,243
Thereafter                          1,460             --                  1,460
                           ---------------------------------------------------------
Total minimum lease
 payments                         $15,589             --                $15,589
                           =========================================================

Certain operating leases contain renewal options ranging from one to five years and/or contain purchase options, generally approximating fair market value.

During the 1998 fiscal year, the Company placed into service $1.7 million of machinery and equipment through various sale-lease back transactions.

13. Restructuring Charge

During its 1998 fiscal year, the Company merged its weaving operations located at its Fayetteville, North Carolina facility into its Rocky Mount, North Carolina facility. The Company incurred $526,000 in employee related severance and benefit costs which were segregated as a restructuring charge.

            October 30, 1998, October 31, 1997 and November 1, 1996



13. Restructuring Charge (continued)

During its 1996 fiscal year, the Company closed its Narrow Fabrics division's Graham, North Carolina facility and recorded a $3.3 million restructuring charge from the consolidation of the remaining Narrow Fabrics division assets and the Graham facility shutdown. The total $3.3 million restructuring charge included a $2.5 million write-down of property, plant, and equipment and inventory to net realizable value and $800,000 in various other restructuring costs. During 1997, the Company incurred an additional $3.3 million in restructuring charges consisting primarily of a $3.0 million write-down of property, plant and equipment to net realizable value. On October 3, 1997, the Company sold its remaining Narrow Fabrics business, excluding trade and factor accounts receivable, for $7.7 million. The sale generated a $3.8 million gain which was netted against the $3.3 million restructuring charge. In 1998, the Company incurred an additional $415,000 in restructuring charges which included a $133,000 post-closing sale adjustment, $152,000 write-down of remaining property, plant and equipment to net realizable value, and $130,000 in various other restructuring costs.

Sales for the Narrow Fabrics division were $18.9 million and $24.0 million for the 1997 and 1996 years, respectively. This division's net income (loss) before restructuring (income) charge was $1.9 million and ($869,000) for the 1997 and 1996 years, respectively.

14. Joint Venture

On December 18, 1997 the Company divested its interest in the joint venture Rival Sport, LLC ("Rival") by selling its 50% ownership interest to an entity affiliated with certain of the Company's then executive officers. The Company received a secured $4.5 million ten-year note which bore interest at 5.0% per annum, payable at maturity. In the first quarter of fiscal 1998, the Company determined that as a result of continued and anticipated future losses at Rival and in light of the terms of the note there had been a permanent impairment to its net investment in Rival and accordingly restated its financial records as of October 31, 1997 to reflect a reserve of $3.4 million against its net investment in Rival. Also in the first quarter of fiscal 1998, the Company recorded an additional $1.1 million impairment against its net investment in Rival, thus reserving the full value of the note. Subsequent to yearend, management was informed that the note may be of no collectible value.

The Company accounted for Rival, a joint venture which was formed in February 1997 between the Company and NHL Enterprises in order to market and source a branded line of hockey-related apparel, using the equity method. During fiscal 1997, the Company invested $4.9 million in Rival which recorded sales of $259,000 and a net loss of $3.2 million.

            October 30, 1998, October 31, 1997 and November 1, 1996


15. Discontinued Operations

During the 1996 fiscal year, the Company incurred charges totaling $16.2 million in connection with the discontinuance of certain operations. In the 1996 fiscal fourth quarter, the Company discontinued the manufacturing operations of its Kingstree Knit Apparel division. The $10.0 million loss on disposal of discontinued operations represented write-downs of $3.6 million in inventory, $1.9 million in property, plant and equipment, $1.9 million in goodwill, $800,000 in accounts receivable, and $1.8 million in other various costs. In addition, the loss on disposal of discontinued operations included $1.0 million to adjust the reserves related to disposal of its Highland Yarn Mills and Marion Fabrics greige goods operations which were discontinued during the 1995 fiscal year.

The 1996 net loss from operations of discontinued operations represents the manufacturing operations of the Kingstree Knit Apparel division totaling $5.2 million. The Kingstree Knit Apparel division generated $41.9 million in net sales in 1996.

The 1997 loss on disposal of discontinued operations of $1.0 million is primarily the write-off of inventory remaining from the Kingstree Knit Apparel division's operations.

The 1998 loss on disposal of discontinued operations of $1.9 million is primarily related to the loss on sale of property, plant, and equipment remaining from the Kingstree Knit Apparel division's operations at prices less than recorded value, plus associated liquidation costs.

Property, plant and equipment held for disposal at October 30, 1998 and October 31, 1997 consists of the following:

                                                   1998               1997
                                          ---------------------------------
                                                       (In Thousands)
Land and land improvements                        $    7             $  222
Buildings                                            815              4,290
Machinery, equipment, etc.                           592              1,684
                                          ---------------------------------
Total                                              1,414              6,196
Less accumulated depreciation                        756              1,954
Less reserve to net realizable value                 290                924
                                          ---------------------------------
Property, plant and equipment held for
 disposal  net                                    $  368             $3,318
                                          =================================

            October 30, 1998, October 31, 1997 and November 1, 1996


16. Related Party Transactions

On or about April 1, 1997, the Company began operating under a verbal management advisory services agreement with Mentmore Holdings Corporation ("Mentmore") an entity affiliated with certain of the Company's then executive officers, whereby Mentmore was paid for management consulting services. During 1998, the Company paid $675,000 and accrued $337,500 for these services. Pursuant to the August 28, 1998 credit and term loan facilities, the Company was prohibited from paying management fees to Mentmore.

In addition, Mentmore shared office space with Company personnel in New York for which it accrued $140,000 during 1998 for rent and administrative services provided. As of October 30, 1998, the Company had a net amount due to Mentmore of $56,000.

For additional disclosures regarding the credit and term loan facilities and the related party, see Note 14 "Joint Venture" Note 5 "Long-term debt, revolving credit line and pledged assets" and Note 18 "Subsequent Event".

17. Contingent Liabilities and Commitments

The Company is involved in various litigation arising in the ordinary course of business. The final outcome of these matters cannot be determined; however, it is management's opinion that the final resolution of these matters will not have a material adverse effect on the Company's financial position or future liquidity.

18. Subsequent Events

At the end of the 1999 first fiscal quarter, the Company was in violation of the August 28, 1998 credit and term loan facility's debt service coverage ratio, minimum capital funds requirement, and non-payment of certain real property taxes and equipment operating leases. On February 25, 1999, the Company entered into a Forbearance Agreement which provided that during the forbearance period defined as February 25 through May 28, 1999, the credit facility lenders would not, solely by reason of the defaults noted, exercise any right or remedy available upon default other than those expressly set forth in the Forbearance Agreement. The Forbearance Agreement (a) revised the Borrowing Base definition to include a reserve for certain real property taxes, (b) replaced the debt service coverage ratio and minimum capital funds requirement with an EBITDA financial requirement, and (c) expanded periodic reporting requirements.

            October 30, 1998, October 31, 1997 and November 1, 1996



18. Subsequent Events-continued

The Forbearance Agreement was conditioned on the deferral of interest and principal payments due by the Company on its subordinated debentures and the receipt of $1.5 million in cash, representing the net proceeds of a subordinated loan made by Moore Assets International Limited ("MAI"). In addition, the Forbearance Agreement required that the net proceeds from the MAI subordinated loan to be applied to the revolving credit line and the Company is prohibited from payment of interest or principal on the MAI subordinated loan.

Subsequent to yearend, the Company failed to (a) make the February 1, 1999 interest payment due on the 8-3/4% Debentures which approximated $1.5 million,
(b) make the April 1, 1999 interest payment due on the Series C Debentures which approximated $153,000, and (c) honor the $1.5 million in Series C Debentures put to the Company for redemption at the option of Series C debenture holders.

In May, 1999, the Company reached a settlement agreement with Mentmore whereby after August 1, 1998, the Company would receive management consulting services and would provide space and administrative services at no charge. Mentmore further agreed to defer payment of the $56,000 obligation without interest until July 31, 1999.

In May 1999, certain executive officers and entities affiliated with those officers sold their combined interest approximating 23% of the Company's common stock outstanding to an unnamed third party. In conjunction therewith, Mr. Richard L. Kramer, an officer of those entities resigned as a director and Chairman of the Board of Directors. In addition, Mr. William L. Remley, also an officer of those entities resigned as Chief Executive Officer and Vice Chairman of the Board. The Board named Mr. Andrew J. Parise, Jr. as Chairman of the Board of Directors and Chief Executive Officer in addition to his responsibilities as President and Chief Operating Officer.

19. Going Concern Uncertainty

Management believes that cash flows from operations and funds available under the current revolving credit line may not provide the Company with sufficient funds to meet its fiscal 1999 cash needs, assuming no significant improvement in current market conditions or interest rates. Management, therefore, intends to explore various alternatives to the need for additional working capital, including the possibility of filing for a reorganization under the United States Bankruptcy code and/or raising additional capital from third parties.

For additional disclosures regarding subsequent events, see Note 18 "Subsequent Events".

Item 8.  Report of Independent Auditors

Board of Directors and Shareholders of
Texfi Industries, Inc.

We have audited the accompanying balance sheets of Texfi Industries, Inc. and subsidiary as of October 30, 1998 and October 31, 1997, and the related statements of operations, shareholders' (deficit) equity and cash flows for each of the three years in the period ended October 30, 1998. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Texfi Industries, Inc. and subsidiary as of October 30, 1998 and October 31, 1997, and the results of their operations and their cash flows for each of the three years in the period ended October 30, 1998 in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 19 to the financial statements, the Company's recurring losses from operations and net capital deficiency raise substantial doubt about its ability to continue as a going concern. The 1998 financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                                                 /s/ Ernst & Young LLP

Raleigh, North Carolina
December 21, 1998, except as to notes 18 and 19, as to which the date is May 25, 1999

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

  Not applicable.

PART III
Item 10.  Directors and Executive Officers of the Registrant.

In May 1999, the Board of Directors ("the Board") amended the Company's bylaws to allow more flexibility in the size of the Board by providing that the number of directors shall be not less than three nor more than twelve and vacancies occurring among directors and newly created directorships resulting from any increase in the authorized number of directors may be filled by a majority of the board then in office. Directors so chosen shall hold office until the next annual meeting of shareholders.

Mr. Michael D. Schenker a member of the Board resigned in December 1998 for personal reasons. At a special meeting of the Board in May 1999, the Board appointed Robert P. Ambrosini to serve as a director until the next annual meeting of the shareholders or until his successor has been duly elected and qualified.

In May 1999, certain executive officers and entities affiliated with those officers sold their combined interest approximating 23% of the Company's common stock outstanding to an unnamed third party. In conjunction therewith, Mr. Richard L. Kramer, an officer of those entities resigned as a director and Chairman of the Board of Directors. In addition, Mr. William L. Remley, also an officer of those entities resigned as Chief Executive Officer and Vice Chairman of the Board. The Board named Mr. Andrew J. Parise, Jr. as Chairman of the Board of Directors and Chief Executive Officer in addition to his responsibilities as President and Chief Operating Officer.

The following information is furnished with respect to the Company's directors:

Mr. Andrew J. Parise, Jr.  Chairman of the Board of Directors and Chief
        51 Executive Officer (May 1999); President and Chief Operating Officer (1994-present); President, Finished Fabrics Division (1992-1994); Executive Vice President, Texfi Blends Division (1990-1992). Board Director since 1995.

Mr. Robert P. Ambrosini    Chief Financial Officer, Executive Vice President
        42                 (May 1998 - present).  Board director since May 1999.

Mr. Richard C. Hoffman     President and Principal, Richard C. Hoffman, P.C.,
        51                 Attorney-at-law, Greenwich Connecticut (1998-
                           present). Board director since 1997.

Mr. Joel J. Karp           Senior Tax Partner and President, Karp & Genauer, P.
        59                 A., Attorneys-at-law, Coral Gables, Florida (1994-
                           present).  Board director since 1997.

During the fiscal year ended October 30, 1998, the Board held a total of five regular and special meetings, including telephone conference meetings. Each director attended 100% of the total number of Board meetings and the Board committee meetings on which he served. The Board has a standing Executive Committee, Audit Committee, Compensation and Stock Options Committee, and Nominating Committee.

The Executive Committee exercises the authority of the Board in the management and business affairs of the Company in interim periods between regular and special meetings of the full Board. The Executive Committee cannot (a) amend the Company's Certificate of Incorporation or bylaws; adopt an agreement of merger or consolidation; (b) recommend to shareholders the sale, lease or exchange of all or substantially all of the Company's property or assets; (c) recommend to shareholders a dissolution of the Company or a revocation of a dissolution; (d) declare a dividend; authorize the issuance of stock; (e) fill vacancies on the Board or any of its committees; (f) authorize or approve the reacquisition of the Company's capital stock, except as according to a formula or method prescribed by the full Board; (g) approve or propose to shareholders action that the General Corporation Law of Delaware requires be approved by shareholders;
(h) change the Company's principal corporate office; (i) appoint or remove Company officers; or (j) fix compensation of Company directors. The Executive Committee's members included Messrs. Remley (Chairman), Parise and Hoffman during fiscal 1998 and did not meet in that period.

The Audit Committee confers with the Company's independent auditors and reviews both the scope of the audit of the Company's books and accounts and the reports submitted by the auditors thereof. The Audit Committee also reviews, with the independent auditors and appropriate Company personnel, procedures and methods employed in connection with the Company's management policies relating to internal controls. The Audit Committee's members included Messrs. Karp (Chairman), Kramer and Hoffman during fiscal 1998 and met one time during that period.

The Compensation and Stock Option Committee is comprised of non-employee directors. The Compensation and Stock Option Committee reviews and makes recommendations to the Board regarding the base salary of the Chief Executive Officer and reviews and approves recommendations of the Chief Executive Officer regarding the salaries of other corporate and divisional executives. The Compensation and Stock Option Committee also reviews and recommends Board action on all forms of non-salary executive compensation and administers the Company's stock-based incentive plans pursuant to the terms of the respective plans. It is the Compensation and Stock Options Committee's responsibility to review the Company's general compensation philosophy, the elements of its compensation program, the specifics of each element, the goals and measurements used in the compensation program and the results of the compensation program as compared to the compensation philosophy. The Compensation and Stock Option Committee's members included Messrs. Hoffman (Chairman) and Karp during fiscal 1998 and did not meet in that period.

The Nominating Committee makes Board recommendations with respect to candidates for membership on the Board. The Nominating Committee's members included Messrs. Hoffman and Parise during fiscal 1998 and did not meet in that period.

Item 11.  Executive Compensation.

The following information relates to all compensation awarded to, earned by, or paid pursuant to a plan or otherwise, to (i) the Company's Chief Executive Officer and (ii) all executive officers, other than the Chief Executive Officer, who were serving as Company executive officers on October 30, 1998 and whose compensation for the fiscal year then ended exceeded $100,000. The above-referenced persons are referred to herein as the Named Executive Officers.

Summary Compensation Table
--------------------------

The following table sets forth for the Named Executive Officers for each of the previous three fiscal years annual compensation amounts as indicated by the applicable table headings.

                                                                   Other        Securities        Other
Name                      Fiscal                                Compensation    Underlying    Compensation
Principal Position         Year     Salary   ($)  Bonus   ($)       ($)           Options        ($) (f)
------------------------------------------------------------------------------------------------------------
William L. Remley          1998     $ 41,667     $     --        $1,012,500 (a)   600,000(b)     $    --
Chief Executive Officer    1997      145,833 (d)       --           825,135 (a)       --              --
(g)                        1996      350,000 (e)       --            13,297 (c)       --              --
-------------------------------------------------------------------------------------------------------
Andrew J. Parise, Jr.      1998      379,500           --              --             --          5,000
President,                 1997      343,750           --              --        100,000            150
Chief Operating Officer    1996      300,000           --            11,348 (c)       --            150
-------------------------------------------------------------------------------------------------------
Gerald A. Rubinfeld        1998      198,250           --              --             --          5,000
President,                 1997      198,067           --            2,868 (c)    15,000            150
Blends Division            1996      180,000       72,000              592 (c)    14,000            150
-------------------------------------------------------------------------------------------------------
Robert P. Ambrosini        1998      112,500       50,000              --         35,000             --
Chief Financial Officer    1997           --           --              --            --              --
Exec.Vice President        1996           --           --              --            --              --
-------------------------------------------------------------------------------------------------------
Horace E. Stembridge       1998      132,500       15,000              --            --           3,394
Exec.Vice President        1997       56,250           --              --            --             150
(h)                        1996           --           --              --            --              --
-------------------------------------------------------------------------------------------------------

(a) On or about April 1, 1997, the Company began operating under a verbal management advisory services agreement with Mentmore Holdings Corporation ("Mentmore") an entity affiliated with certain of the Company's then executive officers, whereby Mentmore was paid for management consulting services. Amounts represent the Company's obligation to Mentmore for services rendered primarily by Messrs. Remley and Kramer in their capacities as officers of Mentmore. During fiscal 1998, the Company paid $675,000 and accrued $337,500 for these services.

(b) At the end of the 1998 second fiscal quarter, the Company was in violation of the amended and restated March 15, 1996 credit facility's financial ratios and minimum availability requirement. On June 5, 1998, the Company entered into a Forbearance Agreement conditioned on the deferral of management fees to Mentmore and the execution by an entity associated with Mentmore of a guaranty of secured obligations to the extent of $1.0 million. In consideration, this entity received from the Company a ten-year option to purchase 600,000 shares of common stock and an amendment of the purchase price and option period of a related entity's previous option to purchase 600,000 shares of common stock.

(c) Represents the dollar value of the difference between the price paid for the Company's common stock pursuant to the Company's Executive Stock Purchase Plan and the fair market value of the Company's common stock on the date of purchase.

------------------------------------

(d) Amount includes $83,333 paid directly to Mentmore as consulting fees for the services rendered by Mr. Remley as the Company's Chief Executive Officer and Vice Chairman of the Board.

(e) Amount includes $200,000 paid directly to Mentmore as consulting fees for the services rendered by Mr. Remley as the Company's Chief Executive Officer and Vice Chairman of the Board.

(f) Represents the Company's matching contributions to the Company's 401(k) Retirement and Savings Plan.

(g) In May 1999, certain executive officers and entities affiliated with those officers sold their combined interest approximating 23% of the Company's common stock outstanding to an unnamed third party. In conjunction therewith, Mr. Richard L. Kramer, an officer of those entities resigned as a director and Chairman of the Board. In addition, Mr. William L. Remley also an officer of those entities resigned as Chief Executive Officer and Vice Chairman of the Board. The Board named Mr. Andrew J. Parise, Jr. as Chairman of the Board of Directors and Chief Executive Officer in addition to his responsibilities as President and Chief Operating Officer.

(h) In May 1999, Mr. Horace E. Stembridge resigned as Executive Vice President, Operations. The Chief Executive Officer appointed Mr. Joseph L. Drum as Vice President, manufacturing.

Stock Options
-------------

The following table provides details regarding stock options granted to the Named Executive Officers during fiscal year 1998.

                       Securities  % of Total  Exercise
                       Underlying   Options      Price     Expiration
Name                    Options     Granted    ($/share)      Date       5% (a)     10% (a)
------------------------------------------------------------------------------------------
Robert P. Ambrosini      35,000      100.00      $1.26    May 4, 2003   $21,158    $46,743
 (b)
------------------------------------------------------------------------------------------

(a) The Securities and Exchange Commission requires illustration of a 5% and 10% annual rate of appreciation on the market prices of the Company's common stock from the date of grant throughout the option term. The market price of the Company's common stock on May 1, 1998, the close of business preceding the date of grant for options to Mr. Ambrosini was $2.1875.

     There can be no assurance that the rate of appreciation assumed for purposes of this table will be achieved. The actual value of the stock options to the Named Executive Officers and all optionees as a group will depend on the future price of the Company's common stock.

(b) Nonqualified stock options granted under the Company's 1987 Stock Option Plan. One-quarter of the options will become exercisable on May 4, 1999, one-quarter will become exercisable on May 4, 2000, one-quarter will become exercisable on May 4, 2001, and the remaining one-quarter will become exercisable on May 4, 2002.

At the end of the 1998 second fiscal quarter, the Company was in violation of the amended and restated March 15, 1996 credit facility's financial ratios and minimum availability requirement. On June 5, 1998, the Company entered into a Forbearance Agreement conditioned on the deferral of management fees to Mentmore and the execution by an entity associated with Mentmore of a guaranty of secured obligations to the extent of $1.0 million. In consideration, the entity received from the Company a ten-year option to purchase 600,000 shares of common stock and an amendment of the purchase price and option period of a related entity's previous option to purchase 600,000 shares of common stock.

-----------------------

The following table illustrates the number of shares subject to unexercised options held by the Named Executive Officers as of October 30, 1998. The table divides such unexercised options into those that were exercisable as of fiscal year-end and those which were not. At the end of fiscal 1998, all options of the Named Executive Officers were "out-of-the-money", which implies a negative spread between the fiscal year-end market price $.4375 of the underlying Company common stock and the respective exercise price of such stock options. No stock options were exercised by the Named Executive Officers during fiscal 1998.

Name                            Exercisable  Unexercisable   Total
-------------------------------------------------------------------
William L. Remley                   150,000             --  150,000
-------------------------------------------------------------------
Andrew J. Parise, Jr.               100,000         75,000  175,000
-------------------------------------------------------------------
Gerald A. Rubinfeld                  10,750         18,250   29,000
-------------------------------------------------------------------
Robert P. Ambrosini                      --         35,000   35,000
-------------------------------------------------------------------
Horace E. Stembridge                  2,500          7,500   10,000
-------------------------------------------------------------------

Director Compensation
---------------------

On or about April 1, 1997, the Company began operating under a verbal management advisory services agreement with Mentmore, an entity affiliated with certain of the Company's then executive officers, whereby the Company paid $112,500 per month plus out-of-pocket expenses for management consulting services rendered primarily by Messrs. Remley and Kramer in their capacities as officers of Mentmore. Under such arrangement, during fiscal 1998, the Company paid $675,000 and accrued $337,500 for these services.

In addition, Mentmore shared office space with Company personnel in New York for which it accrued $140,000 during 1998 for rent and administrative services provided. As of October 30, 1998, the Company had a net amount due to Mentmore of $56,000. In May, 1999, the Company reached a settlement agreement with Mentmore whereby after August 1, 1998, the Company would receive management consulting services and would provide space and administrative services at no charge. Mentmore further agreed to defer payment of the $56,000 obligation without interest until July 31, 1999.

Each director who is not a Company full-time employee receives an annual director's fee of $15,000. In addition, each such director receives a meeting fee of $500 for each meeting of the full Board and any committee thereof which he attends. Directors who are Company full-time employees receive no additional compensation for serving as directors or as committee members.

-------------------------------

Effective July 14, 1989, the Company adopted the Directors' Deferred Stock Compensation Plan, which permits Company directors to defer receipt of their directors' fees and to receive such fees in the form of Company common stock after their termination of service as a director. On the first business day of each fiscal quarter, directors' fees for the previous fiscal quarter are credited to each director's account as shares of Company common stock based upon the market value of such stock on that date. Until distribution of a director's account upon his termination as Company director, the director has no rights as a shareholder with respect to shares credited to his director's account. Messrs. Kramer, Remley, Hoffman, Karp and Schenker were the directors eligible to participate in the Plan in fiscal 1998 and had elected to do so. Allocations totaling 51,938 shares of Company common stock have been credited to the directors' accounts as follows: Mr. Kramer, 21,664 shares; Mr. Remley, 9,483 shares; Mr. Hoffman, 7,912 shares; Mr. Karp, 7,412 shares; and Mr. Schenker, 5,467 shares.

Mr. Michael D. Schenker a member of the Board resigned in December 1998 for personal reasons. At a special meeting of the Board in May 1999, the Board appointed Robert P. Ambrosini, a Company full-time employee, to serve as a director until the next annual meeting of the shareholders or until his successor has been duly elected and qualified.

In May 1999, certain executive officers and entities affiliated with those officers sold their combined interest approximating 23% of the Company's common stock outstanding sold its interest to an unnamed third party. In conjunction therewith, Mr. Richard L. Kramer, an officer of those entities resigned as a director and Chairman of the Board of Directors. In addition, Mr. William L. Remley, also an officer of those entities resigned as Chief Executive Officer and Vice Chairman of the Board. The Board named Mr. Andrew J. Parise, Jr. as Chairman of the Board of Directors and Chief Executive Officer in addition to his responsibilities as President and Chief Operating Officer.

Item 12.  Security Ownership of Certain Beneficial Owners and Management.

The following table sets forth each person or entity that may be deemed to have beneficial ownership of more than five percent of the Company's outstanding common stock as of May 17, 1999:

Name
Address                            Amount of Ownership  Percent of Common Stock
-------------------------------------------------------------------------------
Polysindo Hong Kong Limited             1,024,928               11.6
1513 World Finance Center
North Tower Harbor City
19 Canton Road, Tsimshatsui
Kowloon, Hong Kong
-------------------------------------------------------------------------------

Pursuant to a Securities and Exchange Commission Schedule 13D received by the Company on May 20, 1999, Messrs. Kramer and Remley, directors and executive officers of the Company, as well as, Chadbourne Corporation and Mentmore Holdings Corporation, entities of which Messrs. Kramer and Remley are officers had sold their combined interest approximating 23% of the Company's common stock outstanding to an unnamed third party.

Item 12. Security Ownership of Certain Beneficial Owners and Management-continued

The following table sets forth certain information with respect to the beneficial ownership of the Company's common stock as of May 20, 1999.

Name                                       Amount of Ownership (a)(b)  Percent of Common Stock
----------------------------------------------------------------------------------------------
Richard C. Hoffman                                --                             *
----------------------------------------------------------------------------------------------
Joel J. Karp                                      --                             *
----------------------------------------------------------------------------------------------
Andrew J. Parise, Jr.                         179,191                           2.0
----------------------------------------------------------------------------------------------
Gerald A. Rubinfeld                            16,950                            *
----------------------------------------------------------------------------------------------
Robert P. Ambrosini                                --                            *
----------------------------------------------------------------------------------------------
Horace E. Stembridge                               --                            *
----------------------------------------------------------------------------------------------
All Directors and Executive Officers as
 a Group (8 persons)                          250,343                           2.8
----------------------------------------------------------------------------------------------

(a) Does not include Company common stock shares allocated pursuant to the Directors' Deferred Stock Compensation Plan as to which directors have no rights as shareholders. See the Director Compensation section of Item 11. Executive Compensation.

(b) Includes Company common stock shares which named individual has the right to purchase under presently exercisable common stock options granted to him by the Company, which shares may be deemed to be beneficially owned by him. See the Stock Options section of Item 11. Executive Compensation.

Item 13.  Certain Relationships and Related Transactions.

Effective April 1995, the Company and Mr. William L. Remley entered into an employment agreement which expired March 31, 1997 whereas Mr. Remley served as Chief Executive Officer and Vice Chairman of the Board for which he received an annual base salary of $350,000. During fiscal 1997, $200,000 of such annual base salary was paid directly to Mentmore as a consulting fee for services rendered by Mr. Remley in his capacity as Chief Executive Officer and Vice Chairman of the Board. During fiscal 1998, $83,333 of such annual base salary was paid directly to Mentmore as a consulting fee for services rendered by Mr. Remley in his capacity as Chief Executive Officer and Vice Chairman of the Board.

On or about April 1, 1997, the Company began operating under a verbal management advisory services agreement with Mentmore an entity affiliated with certain of the Company's then executive officers, whereby the Company paid $112,500 per month plus out-of-pocket expenses for management consulting services rendered primarily by Messrs. Remley and Kramer in their capacities as officers of Mentmore. During fiscal 1997, the Company paid $825,135 for these services. During fiscal 1998, the Company paid $675,000 and accrued $337,500 for these services. Pursuant to the August 28, 1998 credit and term loan facilities, the Company was prohibited from paying management fees to Mentmore.

In addition, Mentmore shared office space with Company personnel in New York for which it accrued $140,000 during 1998 for rent and administrative services provided. As of October 30, 1998, the Company had a net amount due to Mentmore of $56,000. In May, 1999, the Company reached a settlement agreement with Mentmore whereby after August 1, 1998, the Company would receive management consulting services and would provide space and administrative services at no charge. Mentmore further agreed to defer payment of the $56,000 obligation without interest until July 31, 1999.

During fiscal 1998, the Company paid Mr. Richard L. Kramer directly $41,667 for his service as Chairman of the Board and Mr. Remley $41,667 for his service as Chief Executive Officer and Vice Chairman of the Board.

Effective April 1, 1997, the Company and Mr. Andrew J. Parise, Jr. entered into an employment agreement with a three year term under which Mr. Parise would serve as President and Chief Operating Officer and receive an annual base salary of $375,000. In addition, Mr. Parise is entitled to participate in the Company's annual incentive bonus plan and other comparable benefit programs provided to Company senior executive officers. This agreement may be terminated by the Company with or without cause or upon Mr. Parise's death or disability or voluntarily by Mr. Parise upon receipt of 60 days notice. If Mr. Parise is terminated without cause, then he is entitled to (i) his base salary for the greater of a six-month period from termination or the remaining term of his employment agreement and (ii) any amounts due under the Company's annual incentive bonus plan. Mr. Parise is also entitled to such payments in the event he voluntarily terminated his employment due to a substantial change in duties. In addition, following any termination of employment that entitles Mr. Parise to the foregoing payments, all outstanding and unexpired stock options which are held by Mr. Parise become exercisable for a period of 60 days.

In May 1999, Mr. Richard L. Kramer resigned as a director and Chairman of the Board. In addition, Mr. William L. Remley resigned as Chief Executive Officer and Vice Chairman of the Board. The Board named Mr. Andrew J. Parise, Jr. as Chairman of the Board of Directors and Chief Executive Officer in addition to his responsibilities as President and Chief Operating Officer.

Effective January 1, 1997, the Company and Mr. Gerald A. Rubinfeld entered into an employment agreement with a three year term under which Mr. Rubinfeld would serve as President of the Company's Blends Division and receive an annual base salary of $200,000. In addition, Mr. Rubinfeld is entitled to participate in the Company's annual incentive bonus plan and other comparable benefit programs provided to Company senior executive officers. This agreement may be terminated by the Company with or without cause or upon Mr. Rubinfeld's death or disability or voluntarily by Mr. Rubinfeld upon receipt of 60 days notice. If Mr. Rubinfeld is terminated without cause, then he is entitled to (i) his base salary for the greater of a six-month period from termination or the remaining term of his employment agreement and (ii) any amounts due under the Company's annual incentive bonus plan. In addition, following any termination of employment that entitles Mr. Rubinfeld to the foregoing payments, all outstanding and unexpired stock options which are held by Mr. Rubinfeld become exercisable for a period of 60 days.

Effective May 1, 1998, the Company and Mr. Robert P. Ambrosini entered into an employment agreement with a three year term under which Mr. Ambrosini would serve as Chief Financial Officer and Executive Vice President, Finance and receive an annual base salary of $225,000 and a $50,000 first year bonus. In addition, Mr. Ambrosini is entitled to participate in the Company's annual incentive bonus plan and other comparable benefit programs provided to Company senior executive officers. This agreement may be terminated by the Company with or without cause or upon Mr. Ambrosini's death or disability or voluntarily by Mr. Ambrosini upon receipt of 60 days notice. If Mr. Ambrosini is terminated without cause, then he is entitled to (i) his base salary for the greater of a six-month period from termination or the remaining term of his employment agreement and (ii) any amounts due under the Company's annual incentive bonus plan. In addition, following any termination of employment that entitles Mr. Ambrosini to the foregoing payments, all outstanding and unexpired stock options which are held by Mr. Ambrosini become exercisable for a period of 60 days.

On December 18, 1997 the Company divested its interest in the joint venture Rival Sport, LLC ("Rival") by selling its 50% ownership interest to an entity affiliated with certain of the Company's then executive officers. The Company received a secured $4.5 million ten-year note which bore interest at 5.0% per annum, payable at maturity. Subsequent to yearend, management was informed that the note may be of no collectible value.

During fiscal 1998, Messrs. Kramer and Remley were officers of, Mr. Hoffman was corporate counsel for, and Mr. Schenker was general counsel for Mentmore. In addition, Mentmore shared office space in New York with the Company's senior executive officers and marketing associates. The Company accrued $140,000 during 1998 from Mentmore for rent and administrative services provided. As of October 30, 1998, the Company had a net amount due to Mentmore $56,000. In May, 1999, the Company reached a settlement agreement with Mentmore whereby after August 1, 1998, the Company would receive management consulting services and would provide space and administrative services at no charge. Mentmore further agreed to defer payment of the $56,000 obligation without interest until July 31, 1999.


PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K.

(a)(1) and (2) Financial Statements and Schedule

The financial statements and supplemental schedule listed in the accompanying index to financial statements and schedule are filed as part of this document.

(3)  Exhibits

Exhibits to this report are listed in the accompanying index to exhibits.

(b) No reports on Form 8-K were filed during the Company's 1998 fourth fiscal quarter.

SIGNATURES

Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                             TEXFI INDUSTRIES, INC.

Date:  June 1, 1999                  By: /s/ Andrew J. Parise, Jr.
                                        -------------------------
                                         Andrew J. Parise, Jr.
                                         Chairman of the Board of Directors,
                                         President, Chief Executive Officer, and
                                         Chief Operating Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

       Signature                          Title                           Date
--------------------------------------------------------------------------------------
/s/ Robert P. Ambrosini   Director, Chief Financial Officer             June 1, 1999
                          and Executive Vice President (Principal
                          Accounting Officer)
/s/ Richard C. Hoffman    Director                                      June 1, 1999
/s/ Joel J. Karp          Director                                      June 1, 1999

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

                                                                     SCHEDULE II

                             TEXFI INDUSTRIES, INC.
             Analysis of Valuation and Qualifying Accounts for the
           Fiscal Years Ended October 30, 1998, October 31, 1997, and
                                November 1, 1996
                             (Amounts in thousands)

                                                                     Fiscal Year
                                                       1998             1997             1996
                                                   -------------------------------------------
RESERVES DEDUCTED FROM ASSETS TO WHICH THEY
 APPLY:
Allowance for doubtful accounts and claims:
 Balance at beginning of year                         $  645           $1,899           $1,362
 Net additions charged to income:
 Doubtful accounts                                     1,000              199            1,342
 Claims and allowances                                   120               --              760
                                                   -------------------------------------------
                                                       1,120              199            2,102
 Deductions for accounts written off as
  uncollectible (net of recoveries)                      146            1,453            1,565
                                                   -------------------------------------------
Balance at end of year                                $1,619           $  645           $1,899
                                                   ===========================================

Reserve for impairment of long-lived assets:
 Balance at beginning of year                         $3,370           $   --           $   --
 Net additions charged to income:
  Impairment of joint venture                          1,154            3,370               --
                                                   -------------------------------------------
Balance at end of year                                $4,524           $3,370           $   --
                                                   ===========================================

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

*4(a)(2) Indenture dated September 8, 1993 between Registrant and First Union National Bank of North Carolina, Trustee, with copy of 8-3/4% Senior Subordinated Debenture due August 1, 1999, filed as Exhibit 4(c)(2) to Registrant's Form 10-Q Quarterly Report for the fiscal quarter ended July 30, 1993.

*4(a)(3) First Supplemental Indenture dated as of March 10, 1995 between Registrant and First Union National Bank of North Carolina, as Trustee, filed as Exhibit 4(a)(1) to Registrant's Form 8-K Current Form as of March 15, 1996.

*4(a)(4) Second Supplemental Indenture dated as of March 15, 1996 between Registrant and First Union National Bank of North Carolina, as Trustee, filed as Exhibit 4(a)(2) to Registrant's Form 8-K Current Form as of March 15, 1996.

*4(a)(5) Tripartite Agreement dated as of August 14, 1998, between Registrant, First Union National Bank, formerly known as First Union National Bank of North Carolina, as Initial Trustee, and Norwest Bank, Minnesota, National Association, as successor Trustee filed as Exhibit 4(a)(5) to Registrant's Form 10-Q Quarterly Report for the fiscal quarter ended July 31, 1998.

*4(a)(6) Third Supplemental Indenture dated as of August 28, 1998, between Registrant and Norwest Bank, Minnesota, National Association, as successor Trustee filed as Exhibit 4(a)(6) to Registrant's Form 10-Q Quarterly Report for the fiscal quarter ended July 31, 1998.

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

*4(d)(6) Amended and Restated Loan and Security Agreement dated December 19, 1997 to the Credit Agreement dated March 15, 1996 among Registrant, as Borrower, the Financial Institutions referred to therein, and BankBoston, N.A., as Agent, filed as Exhibit 4(d)(14) to Registrant's Form 10-K Annual Report for the fiscal year ended October 30, 1997.

*4(d)(7) Forbearance Agreement dated June 5, 1998 among Registrant, as Borrower, the Financial Institutions referred to therein, and BankBoston, N.A., as Agent, filed as Exhibit 4(d)(15) to Registrant's Form 10-Q filed for the fiscal quarter ended May 1, 1998.

*4(d)(8) Forbearance Agreement Extension dated July 21, 1998 among Registrant, as Borrower, the Financial Institutions referred to therein, and BankBoston, N.A., as Agent, filed as Exhibit 4(d)(16) to Registrant's Form 10-Q filed for the fiscal quarter ended July 30, 1998.

*4(d)(9) Forbearance Agreement Extension dated August 21, 1998 among Registrant, as Borrower, the Financial Institutions referred to therein, and BankBoston, N.A., as Agent, filed as Exhibit 4(d)(17) to Registrant's Form 10-Q filed for the fiscal quarter ended July 30, 1998.

*4(d)(10) Loan and Security Agreement dated August 28, 1998 among Registrant, as Borrower, the Financial Institutions referred to therein, and BankBoston, N.A., as Agent, filed as Exhibit 4(d)(18) to Registrant's Form 10-Q for the fiscal quarter ended July 30, 1998.

*4(d)(11) Term Loan and Security Agreement dated August 28, 1998 among
          Registrant, as Borrower and Back Bay Capital LLC, filed as Exhibit 4(d)(19) to Registrant's Form 10-Q filed for the fiscal quarter ended July 30, 1998.

*4(d)(12) Ledger Debt Payment Agreement dated August 28, 1998 among Registrant, as Borrower and the CIT Group/Commercial Services, Inc., filed as
          Exhibit 4(d)(20) to Registrant's Form 10-Q for the fiscal quarter ended July 30, 1998.

 4(d)(13) Forbearance Agreement dated February 25, 1999 among Registrant, as
          Borrower, the Financial Institutions referred to therein, and BankBoston, N.A., as Agent, and Back Bay Capital LLC.

 4(d)(14) Subordinated note dated February 26, 1999 between Registrant, as payor, and Moore Assets International Limited.

Management contract or compensatory plan or arrangement (Exhibits 10(a)(1)
          through 10(a)(23))

*10(a)(1) Supplemental Retirement Agreement dated September 1, 1981 between
          Registrant and Joseph H. Hamilton, filed as Exhibit 10(b) to Registrant's Form 10-K Annual Report for the fiscal year ended October 30, 1981.

*10(a)(2) Letter Agreement dated March 20, 1995 between Registrant and L.
          Terrell Sovey, Jr., filed as Exhibit 10(a)(16) to Registrant's Form 10-K Annual Report for the fiscal year ended November 3, 1995.

*10(a)(3) Amended and Restated Nonqualified Stock Option Plan, as adopted by
          Registrant's Board of Directors on January 16, 1997 and approved March 11, 1997 at a meeting of Registrant's Stockholders, filed as Exhibit 10(a)(1) to Registrant's Form 10-Q for the fiscal quarter ended January 31, 1997.

*10(a)(4) Directors' Deferred Stock Compensation Plan as adopted by
          Registrant's Board of Directors on July 14, 1989, filed as Exhibit 19 to Registrant's Form 10-Q Quarterly Report for the fiscal quarter ended July 28, 1989.

*10(a)(5) Resolutions amending the Directors' Deferred Stock Compensation Plan as adopted by Registrant's Board of Directors on November 30, 1994 and Registrant's Stockholders on March 14, 1995, filed as Exhibit 10(a)(7) to the Registrant's Form 10-Q Quarterly Report for the fiscal quarter ended April 28, 1995.

*10(a)(6) Resolution amending Directors' Deferred Stock Compensation Plan, as adopted by the Directors' Deferred Stock Compensation Committee of Registrant's Board of Directors on September 6, 1995, filed as Exhibit 10(a)(10) to Registrant's Form 10-K Annual Report for the fiscal year ended November 3, 1995.

*10(a)(7) 1990 Executive Stock Purchase Plan, dated January 9, 1990, filed as
          Exhibit 4(d)(16) to Registrant's Form 10-Q Quarterly Report for the fiscal quarter ended February 2, 1990.

*10(a)(8) Resolutions amending the 1990 Executive Stock Purchase Plan, as adopted by Registrant's Board of Directors on March 9, 1993, filed as
          Exhibit 19(g) to Registrant's Form 10-Q Quarterly Report for the fiscal quarter ended April 30, 1993.

*10(a)(9) Resolution amending 1990 Executive Stock Purchase Plan, as adopted by
          Registrant's Board of Directors on September 6, 1995, filed as Exhibit 10(a)(13) to Registrant's Form 10-K Annual Report for the fiscal year ended November 3, 1995.

*10(a)(10) Resolution amending 1990 Executive Stock Purchase Plan, as adopted by Registrant's Board of Directors on January 16, 1997, filed as
           Exhibit 10(a)(2) to Registrant's Form 10-Q Quarterly Report for the fiscal quarter ended January 31, 1997.

*10(a)(11) Employment Agreement dated April 1, 1997 between Registrant and
           Andrew J. Parise, Jr., filed as Exhibit 10 to Registrant's Form 10-Q Quarterly Report for the quarter ended August 1, 1997.

*10(a)(12) Employment Agreement dated as of January 1, 1997 between Registrant and Gerald A. Rubinfeld, filed as Exhibit 10(a)(22) to Registrant's Form 10-K Annual Report for the fiscal year ended November 1, 1996.

*10(a)(13) Employment Agreement dated May 1, 1998 between Registrant Borrower and Robert P. Ambrosini, filed as Exhibit 10(a)(1) to Registrant's Form 10-Q Quarterly Report for the fiscal quarter ended July 30, 1998.

*10(a)(14) Description of Registrant's 1994 Management Incentive Compensation
           Plan adopted by Registrant's Board of Directors on February 15, 1994, filed as Exhibit 10(a)(24) to Registrant's Form 10-K Annual Report for the year ended October 28, 1994 (terminated as to Messrs. Remley, Parise, Vincent, Courtney and Gilreath in 1995).

*10(a)(15) Performance Incentive Plan adopted by Registrant's Board of
           Directors on September 6, 1995, filed as Exhibit 10(a)(23) to Registrant's Form 10-K Annual Report for the fiscal year ended November 3, 1995.

10(a)(16)  Settlement Agreement dated May 20, 1999 between Registrant and
           Mentmore Holdings Corporation.

*10(b)(1)  Purchase Agreement dated December 15, 1997 between Registrant and
           Clarendon Holdings, LLC, filed as Exhibit 10(b)(6) to Registrant's Form 10-K Annual Report for the fiscal year ended October 31, 1997.

*10(b)(2)  Bill of Sale dated December 15, 1997 between Registrant and Clarendon
           Holdings, LLC, filed as Exhibit 10(b)(7) to Registrant's Form 10-K Annual Report for the fiscal year ended October 31, 1997.

*10(b)(3)  Promissory Note dated December 15, 1997 between Registrant and
           Clarendon Holdings, LLC, filed as Exhibit 10(b)(8) to Registrant's Form 10-K Annual Report for fiscal year ended October 31, 1997.

*10(b)(4)  Security Agreement dated December 15, 1997 between Registrant and
           Clarendon Holdings, LLC, filed as Exhibit 10(b)(9) to Registrant's Form 10-K Annual Report for the fiscal year ended October 31, 1997.

*10(c)(1)  Stock and Option Purchase Agreement dated May 24, 1994 between
           Registrant and Chadbourne Corporation, filed as Exhibit 10(d)(1) to Registrant's Form 10-Q Quarterly Report for the fiscal quarter ended April 29, 1994.

*10(c)(2)  Second Amendment dated June 17, 1998 to the Stock and Option Purchase
           Agreement dated May 24, 1994 between Registrant and Chadbourne Corporation, filed as Exhibit 10(d)(1) to Registrant's Form 10-Q Quarterly Report for the fiscal quarter ended July 30, 1998.

*10(c)(3)  Option Purchase Agreement dated June 17, 1998 between Registrant and
           Mentmore Holdings Corporation, filed as Exhibit 10(d)(2) to Registrant's Form 10-Q Quarterly Report for the fiscal quarter ended July 30, 1998.

 21        Subsidiary of Registrant

 23        Consent of Ernst & Young LLP, Independent Auditors

 27        Financial Data Schedule

__________________________________

*Incorporated by reference to previous filing.