Form 10-Q
period 1999-01-29
TEXFI INDUSTRIES INC
filed 1999-06-07
CIK 97579

                                  FORM 10-Q
                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended January 29, 1999
                                               ----------------

                                      OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

          For the transition period from ____________ to____________

                       Commission File Number -   1-6797
                                                ----------


                            TEXFI INDUSTRIES, INC.
            ------------------------------------------------------
            (Exact name of registrant as specified in its charter)


          Delaware                            56-0795032
-------------------------------         ------------------------
(State or other jurisdiction of            (I.R.S. Employer
incorporation or organization)             Identification No.)


              1430 Broadway, 13th Floor, New York, New York 10018
              ---------------------------------------------------
                  (Address of principal executive offices)
                                  (ZIP Code)

                                (212) 930-7200
             ----------------------------------------------------
             (Registrant's telephone number, including area code)


                 Number of shares of Common Stock outstanding
                         at ______________-  8,859,098
                                             ----------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes  X   No
                                       -----   -----

                            TEXFI INDUSTRIES, INC.
                            ----------------------

                         QUARTERLY REPORT ON FORM 10-Q
                         -----------------------------
                    FOR THE QUARTER ENDED JANUARY 29, 1999
                    --------------------------------------
                        PART I - FINANCIAL INFORMATION
                        ------------------------------

Item 1.  Consolidated Financial Statements

  Texfi Industries, Inc. (the Company") has prepared the consolidated financial statements included herein, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. The consolidated balance sheet as of October 30, 1998 has been taken from the audited financial statements as of that date. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company's latest Annual Report on Form 10-K.

  The consolidated financial statements included herein reflect all adjustments (none of which are other than normal recurring accruals) which are, in the opinion of management, necessary for a fair presentation of the information included. Operating results for the thirteen-week period ended January 29, 1999 are not necessarily indicative of the results that may be expected for the year ended October 29, 1999. The following consolidated financial statements are included:

     Consolidated Statements of Income for the thirteen weeks ended January 29, 1999 and January 30, 1998

     Consolidated Balance Sheets as of January 29, 1999 and October 30, 1998

     Consolidated Statements of Cash Flows for the thirteen weeks ended January 29, 1999 and January 30, 1998

     Condensed Notes to Consolidated Financial Statements

                            TEXFI INDUSTRIES, INC.
                            ----------------------

                CONSOLIDATED STATEMENTS OF OPERATIONS-UNAUDITED
           Thirteen Weeks Ended January 29, 1999 and January 30, 1998 (Dollar amounts in thousands except number of shares and per share data)



                                                               1999                    1998
                                                      ------------------------------------------
Net sales                                                $   27,192               $   41,776

Cost and expenses:
 Cost of goods sold                                          25,225                   36,494
 Selling, general and administrative                          2,347                    2,872
                                                      ------------------------------------------
Total                                                        27,572                   39,366

Operating (loss) income                                        (380)                   2,410

Other expense (income):
 Interest                                                     2,220                    2,154
 Impairment loss on joint venture                                 -                    1,154
 Other, net                                                       -                       (1)
                                                      ------------------------------------------
Total                                                         2,220                    3,307

Net loss                                                 $   (2,600)              $     (897)
                                                      ==========================================

Weighted average number of shares                         8,859,098                8,859,098
                                                      ==========================================

Basic and diluted net loss per share                          $(.29)                   $(.10)
                                                      ==========================================


See condensed notes to consolidated financial statements.

                            TEXFI INDUSTRIES, INC.
                            ----------------------

                          CONSOLIDATED BALANCE SHEETS
                     January 29, 1999 and October 30, 1998
                         (Dollar amounts in thousands)

                                                                    1999                      1998
                                                                 (Unaudited)
                                                           ----------------------------------------
Assets
Current assets:
 Cash and cash equivalents                                          $    211               $    162
 Receivables:
  Due from factor                                                     17,764                 22,530
  Trade, less allowances                                               4,862                  7,829
  Other                                                                   93                     85
 Inventories                                                          11,548                 13,346
 Prepaid expenses                                                        966                    964
                                                           ----------------------------------------
Total current assets                                                  35,444                 44,916

Property, plant and equipment - net                                   23,878                 24,882
Property, plant and equipment held for disposal-net
                                                                         351                    368
Other assets                                                           1,811                  1,686
                                                           ----------------------------------------

Total assets                                                        $ 61,484               $ 71,852
                                                           ========================================

Liabilities and shareholders' deficit
Current liabilities:
 Current maturities of long-term debt                               $  1,200               $  1,200
 Current maturities of subordinated debentures                        34,371                 34,371
 Accounts payable                                                     20,427                 22,503
 Other liabilities                                                     4,195                  3,833
                                                           ----------------------------------------
Total current liabilities                                             60,193                 61,907

Revolving credit line                                                 19,306                 25,144
Long-term debt                                                        11,563                 11,766
Subordinated debentures                                                2,354                  2,354
Other long-term obligations                                              179                    192
                                                           ----------------------------------------
Total liabilities                                                     93,595                101,363

Shareholders' deficit:
 Common stock, $1.00 par value                                         8,859                  8,859
 Additional paid-in capital                                           25,534                 25,534
 Accumulated deficit                                                 (66,504)               (63,904)
                                                           ----------------------------------------
Total shareholders' deficit                                          (32,111)               (29,511)
                                                           ----------------------------------------

Total liabilities and shareholders' deficit                         $ 61,484               $ 71,852
                                                           ========================================

See condensed notes to consolidated financial statements.

                            TEXFI INDUSTRIES, INC.
                            ----------------------

           Thirteen Weeks Ended January 29, 1999 and January 30, 1998
                CONSOLIDATED STATEMENTS OF CASH FLOWS-UNAUDITED
                         (Dollar Amounts in thousands)

                                                                               1999                  1998
                                                                     ------------------------------------------
Operating activities
Net loss                                                                    $(2,600)              $  (897)
Adjustments to reconcile net loss to net cash provided by
 operating activities:
  Impairment loss on joint venture                                                -                 1,154
  Depreciation and amortization                                               1,199                 1,438
  Provision for losses on accounts receivable
                                                                                (45)                    -
  Gain on disposition of property, plant and equipment
                                                                                 (1)                   (1)
  Change in operating assets and liabilities:
     Receivables                                                              7,770                 8,140
     Inventories                                                              1,798                 1,063
     Prepaid and other assets                                                  (142)               (1,437)
     Accounts payable and other liabilities
                                                                             (1,727)               (6,870)
                                                               ------------------------------------------
Net cash provided by operating activities                                     6,252                 2,590

Investing activities
Purchases of property, plant and equipment                                      (86)                 (894)
Proceeds from sale of property, plant and equipment
                                                                                  1                 1,490
                                                               ------------------------------------------
Net cash (used in) provided by investing activities
                                                                                (85)                  596

Financing activities
Net payments from revolving credit                                           (5,838)               (2,638)
Payments on long-term debt                                                     (203)                 (175)
Investment in joint venture                                                       -                (1,154)
Capitalized loan costs                                                          (77)                 (342)
                                                               ------------------------------------------
Net cash used in financing activities                                        (6,118)               (4,309)

Increase (decrease) in cash and cash equivalents
                                                                                 49                (1,123)
Cash and cash equivalents at beginning of period
                                                                                162                 1,434
Cash and cash equivalents at end of period                                  $   211               $   311
                                                               ==========================================

See condensed notes to consolidated financial statements.

                            TEXFI INDUSTRIES, INC.
                            ----------------------
             CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             ----------------------------------------------------
                               January 29, 1999


1. Details of certain balance sheet captions at January 29, 1999 and October 30, 1998 are as follows (in thousands):


INVENTORIES:
                                                            1999                1998
                                                   ----------------------------------------
                                                                 (In Thousands)
Finished goods                                            $ 2,451             $ 3,338
Goods in process                                            5,545               6,299
Raw materials                                               2,084               2,294
Supplies                                                    2,070               2,017
                                                   ----------------------------------------
Total                                                      12,150              13,948
Less reserves                                                 602                 602
Inventories - net                                         $11,548             $13,346
                                                   ========================================


PROPERTY, PLANT AND EQUIPMENT:
                                                             1999                1998
                                                    ----------------------------------------
                                                                 (In Thousands)
Land and land improvements                                $ 2,220             $ 2,220
Buildings                                                  16,019              16,019
Machinery and equipment                                    60,968              61,022
Construction in progress                                      733                 638
                                                    ----------------------------------------
Total                                                      79,940              79,899
Less accumulated depreciation                              56,062              55,017
Property, plant and equipment - net
                                                          $23,878             $24,882
                                                    ========================================


LONG TERM DEBT:
                                                             1999                1998
                                                    ----------------------------------------
                                                                 (In Thousands)
Term loan with variable interest
                                                          $12,763             $12,966
Less current maturities                                     1,200               1,200
Due after one year                                        $11,563             $11,766
                                                    ========================================


SUBORDINATED DEBENTURES:

                                                             1999                1998
                                                    ----------------------------------------
                                                                 (In Thousands)
Senior Subordinated Debentures, 8-3/4%, due
 August 1, 1999                                           $34,371             $34,371
Subordinated Extendible Debentures, 11%, due
 April 1, 2000 (Series C)                                   2,354               2,354
                                                    ----------------------------------------
Total                                                      36,725              36,725
Less current maturities                                    34,371              34,371
                                                    ----------------------------------------
Due after one year                                        $ 2,354             $ 2,354
                                                    ========================================

2. At January 29, 1999, shares of common stock were reserved for possible issuance as follows:


      Stock options                                                     858,099
      Stock options granted to entities
        affiliated with certain Company
        former executive officers.                                    1,200,000
      1990 Executive Stock Purchase Plan                                283,892
      Directors' Deferred Stock Compensation Plan                        57,153
      Total                                                           2,399,144
                                                            ===================

3. At the end of the 1999 first fiscal quarter, the Company was in violation of the August 28, 1998 credit and term loan facility's debt service coverage ratio, minimum capital funds requirement, and non-payment of certain real property taxes and equipment operating leases. On February 25, 1999, the Company entered into a Forbearance Agreement which provided that during the forbearance period defined as February 25 through May 28, 1999, the credit facility lenders would not, solely by reason of the defaults noted, exercise any right or remedy available upon default other than those expressly set forth in the Forbearance Agreement. The Forbearance Agreement (a) revised the Borrowing Base definition to include a reserve for certain real property taxes, (b) replaced the debt service coverage ratio and minimum capital funds requirement with an EBITDA financial requirement, and (c) expanded periodic reporting requirements.

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

    Subsequent to yearend, the Company failed to (a) make the February 1, 1999 interest payment due on the 8-3/4% Debentures which approximated $1.5 million, (b) make the April 1, 1999 interest payment due on the Series C Debentures which approximated $153,000, and (c) honor the approximately $1.5 million in Series C Debentures put to the Company for redemption at the option of Series C Debenture holders.

In May 1999, certain executive officers and entities affiliated with those officers sold their combined interest approximating 23% of the Company's common stock outstanding to Whitecross Limited, a Bahamas holding company. In conjunction therewith, Mr. Richard L. Kramer resigned as a director and Chairman of the Board of Directors. In addition, Mr. William L. Remley resigned as Chief Executive Officer, director, and Vice Chairman of the Board. The Board named Mr. Andrew J. Parise, Jr. as Chairman of the Board of Directors and Chief Executive Officer in addition to his responsibilities as President and Chief Operating Officer.

In May 1999, the Company reached a settlement with Mentmore Holdings Corporation ("Mentmore"), an entity affiliated with certain of the Company's former executive officers whereby after August 1, 1998, the Company would receive management consulting services from and would provide office space and administrative services to Mentmore at no charge. The Company agreed to pay Mentmore approximately $56,000, representing the net amount due to Mentmore for management consulting services received and office space and administrative services provided prior to August 1, 1998. Mentmore deferred payment of this obligation without interest until July 31, 1999.

At the end of the 1999 second fiscal quarter, the Company was in violation of the February 25, 1999 credit and term loan facility's Forbearance Agreement's EBITDA financial requirement and failure to pay interest on the 8-3/4% Debentures and Series C Debentures and to honor the Series C Debentures put to the Company for redemption on April 1, 1999. On May 28, 1999, the Company negotiated Amendment Number 1 to the Forbearance Agreement and Amendment Number 3 to the Loan Agreement (the "Amendment"). The Amendment (a) reduced the credit facility from $40.0 million to $30.0 million, (b) revised the period end EBITDA financial requirements, (c) limited Borrowing Base availability on specific in-house trade accounts receivable customers, and (d) increased applicable interest rate margins.

The Amendment extends the initial Forbearance period by 120 days through September 28, 1999. The extension period is separated into two sixty day periods, each contingent upon the Company raising an additional $1.0 million in subordinated financing. The first extension period runs through July 28, 1999 pursuant to the May 28, 1999 receipt of $1.0 million in cash, representing the net proceeds of a subordinated loan made by MAI. In addition, the Amendment required that the net proceeds from this MAI subordinated loan similarly be applied to the revolving credit line and the Company is prohibited from payment of interest or principal on either MAI subordinated loan.

4. Basic net loss per share was determined by dividing net loss by the weighted average number of shares outstanding during each year. Diluted net loss per share reflects the potential dilution that could occur assuming conversion or exercise of all convertible securities and issued and unexercised stock options. Options to purchase shares of common stock were not included in the computation of diluted net loss per share because the options' exercise price was greater than the average market price of the common shares and, therefore, the effect would be antidilutive.

5. The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in these consolidated financial statements and accompanying footnotes. Actual results may differ from those estimates and assumptions.

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations



RESULTS OF OPERATIONS
=====================

     Net sales for the thirteen weeks ended January 29, 1999 decreased to $27,192,000 as compared to net sales of $41,776,000 for the thirteen weeks ended January 30, 1998. This $14,584,000 (34.9%) decrease resulted from lower sales volume at the Company's Blends operations which was primarily attributable to unusually high imports of competing fabrics and finished apparel from Asia into the United States' markets, specifically the Company's missy and junior wear markets.

     For the comparable thirteen-week period, cost of goods sold, as a percentage of net sales, increased 5.4% from 87.4% in 1998 to 92.8% in 1999. The first quarter 1999 increase was caused primarily by fixed manufacturing costs increasing as a percentage of net sales while the Company operated at a reduced schedule in order to avoid increasing inventory levels to accommodate the December holiday season and lower January orders as compared to the prior year.

     Selling, general and administrative expenses ("SG&A") increased from 6.9% to 8.6% as a percentage of net sales for the thirteen weeks ended January 29, 1999 as compared to the same period in 1998. The increase reflected fixed costs that were spread over the declining sales volume.

     Interest expense for the first quarter of 1999 remained consistent at $2.2 million as compared to the first quarter of 1998.

On December 18, 1997 the Company divested its interest in the joint venture Rival Sport, LLC ("Rival") by selling its 50% ownership interest to an entity affiliated with certain of the Company's then executive officers. The Company received a secured $4.5 million ten-year note which bore interest at 5.0% per annum, payable at maturity. In the first quarter of fiscal 1998, the Company determined that as a result of continued and anticipated future losses at Rival and in light of the terms of the note there had been a permanent impairment to its net investment in Rival and accordingly recorded an additional $1.1 million impairment against its net investment in Rival, thus reserving the full value of the note. Subsequent to the end of the first fiscal quarter 1999, management was informed that the note may be of no collectible value.

Financial Condition:

     During 1999 and 1998, the Company's business exhibited seasonality, primarily due to temporary plant shutdowns during the Christmas/New Year's holiday season. As a result, sales have generally been lower in the first quarter of the fiscal year than in subsequent quarters while cash requirements increase due to the seasonal timing of certain cash payments.

     As of January 29, 1999, the Company's working capital showed a deficit of $24.8 million; a decrease of $7.8 million from October 30, 1998. This decrease is due primarily to reductions in receivables of $7.7 million and inventory of $1.8 million which more than offset decreases in accounts payable and accrued expenses of $1.7 million.

     During the first fiscal quarter of 1999, operating activities generated net cash of $6.3 million. This cash was generated as a result of the $2.6 million net loss adjusted for depreciation and amortization of $1.2 million, together with a decrease in accounts receivable of $7.7 million and inventories of $1.8 million which offset increases in prepaid and other assets of $142,000 and decreases in accounts payable and other liabilities of $1.7 million. Cash flow from operations provided funds to repay long-term debt of $203,000, purchase property, plant and equipment totaling $85,000, pay loan amendment costs of $77,000 and reduce the revolving line of credit $5.8 million.

     At the end of the 1998 second fiscal quarter, the Company was in violation of its amended and restated March 15, 1996 credit facility's financial ratios and minimum availability requirement. On June 5, 1998, the Company entered into a Forbearance Agreement which provided that during the forbearance period defined as June 5 through July 24, 1998, the credit facility lenders would not, solely by reason of the defaults noted, exercise any right or remedy available upon default other than those expressly set forth in the Forbearance Agreement. The Forbearance Agreement was conditioned on the deferral of management fees to an entity owned by certain Company executive officers and the execution by this entity of a guaranty of secured obligations to the extent of $1.0 million. In consideration, the entity received from the Company a ten-year option to purchase 600,000 shares of common stock and an amendment of the purchase price and option period related to that entity's previous option to purchase 600,000 shares of common stock.

  On August 28, 1998, the Company entered into a $40.0 million credit facility that expires on August 31, 2000. Net proceeds of $22.8 million from the credit facility were applied toward repayment of the previous revolving credit line. The credit facility is secured by a first lien on substantially all of the Company's working capital assets and a second lien on substantially all of the Company's property, plant and equipment. The second lien position is subordinate to the security interests of Back Bay Capital, LLC securing the term loan entered into on August 28, 1998 and as more fully described below. The credit facility currently provides for the Company to elect interest rates based upon a Eurodollar or prime interest rate plus applicable margin. In addition, the Company may choose interest periods of 1, 2, 3 or 6 months with respect to its Eurodollar rate elections. As of January 29, 1999, funds available under the new credit facility, which represents the difference between the Borrowing Base as defined by the facility agreement and the revolving credit line outstanding, approximated $1.2 million.

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

    At the end of the 1999 second fiscal quarter, the Company was in violation of the February 25, 1999 credit and term loan facility's Forbearance Agreement's EBITDA financial requirement and failure to pay interest on the 8-3/4% Debentures and Series C Debentures and Series C Debentures put to the Company for redemption on April 1, 1999. On May 28, 1999, the Company negotiated Amendment Number 1 to the Forbearance Agreement and Amendment Number 3 to the Loan Agreement (the "Amendment"). The Amendment (a) reduced the credit facility from $40.0 million to $30.0 million, (b) revised the period end EBITDA financial requirements, (c) limited Borrowing Base availability on specific in-house trade accounts receivable customers, and (d) increased applicable interest rate margins. The Amendment extends the initial Forbearance period by 120 days through September 28, 1999. The extension period is separated into two sixty day periods, each contingent upon the Company raising an additional $1.0 million in subordinated financing. The first extension period runs through July 28, 1999 pursuant to the May 28, 1999 receipt of $1.0 million in cash, representing the net proceeds of a subordinated loan made by MAI. In addition, the Amendment required that the net proceeds from this MAI subordinated loan similarly be applied to the revolving credit line and the Company is prohibited from payment of interest or principal on either MAI subordinated loan.

    As of January 29, 1999, the Company had outstanding approximately $34.4 million of its Senior Subordinated Debentures due August 1, 1999 ("8-3/4% Debentures"). The 8-3/4% Debentures, which cannot be called prior to their maturity date, are unsecured obligations. These debentures contain covenants that place limitations on the use of proceeds from disposal of assets and on the incurrence of additional indebtedness and senior indebtedness (as defined in the governing indenture) if such indebtedness would exceed stated ratios of capitalization and earnings after such incurrence. The debenture definition of indebtedness does not include revolver credit line borrowings or operating lease obligations. The Company was prohibited from incurring additional indebtedness.

    In August 1998, the Company executed a Third Supplemental Indenture whereby, the requisite 8-3/4% Debenture holders waived the restriction on the incurrence of additional indebtedness with respect to both the August 28, 1998 Revolving Credit Facility and Term Loan and Security Agreements referred to above and eliminated the monthly $600,000 sinking fund deposits which were scheduled to begin on the last business day of September 1998.

    Subsequent to yearend, the Company failed to make the February 1, 1999 interest payment due on the 8-3/4% Debentures which approximated $1.5 million.

    As of January 29, 1999, the Company had approximately $2.4 million of its Series C Debentures due April 1, 2000. The annual interest rate of the Series C Debentures may be adjusted at the sole discretion of the Company on each April 1 until maturity in 2000. The Series C Debentures are redeemable on April 1, 1999, in whole or in part, at the option of the holder or the Company for the principal amount thereof plus accrued interest through the date of redemption.

    Subsequent to yearend, the Company failed to make the April 1, 1999 interest payment due on the Series C Debentures which approximated $153,000 and failed to honor the approximately $1.5 million in debentures put to the Company for redemption at the option of Series C Debenture holders.

     Management believes that cash flows from operations and funds available under the current revolving credit line may not provide the Company with sufficient funds to meet its fiscal 1999 cash needs, assuming no significant improvement in current market conditions or interest rates. Management, therefore, intends to explore various alternatives to the need for additional working capital, including the possibility of filing for a reorganization under the United States Bankruptcy code and /or raising additional capital from third parties. Because the Company's recurring losses from operations and net capital deficiency raise substantial doubt about its ability to continue as a going concern, Ernst & Young, the Company's independent auditors issued a going concern opinion on the Company's 1998 consolidated financial statements.

Forward Looking Information:
----------------------------

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

                          PART II.  OTHER INFORMATION
                          ---------------------------


Item 6.  Exhibits and Reports on Form 8-K
-----------------------------------------

  (a) Exhibits

         Exhibits to this report are listed in the accompanying index to exhibits.

  (b) Reports on Form 8-K

         No reports on Form 8-K were filed during the quarter ended January 29, 1999.

                                  SIGNATURES
                                  ----------

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              TEXFI INDUSTRIES, INC.
                                   (Registrant)



Date:  June 7, 1999           By:/S/Robert P. Ambrosini
                                  ---------------------------------
                                    Robert P. Ambrosini
                                    Chief Financial Officer and
                                    Executive Vice President
                                   (Principal Accounting Officer)

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

*4(b)(1)  Specimen Common Stock ($1 par value) certificates, filed as
          Exhibit 4.01 to Amendment No. 2 to Registrant's

          Form S-1 Registration Statement (No. 2-41653).

*4(d)(1) Amended and Restated Loan and Security Agreement dated December 19, 1997 to the Credit Agreement dated March 15, 1996 among Registrant, as Borrower, the Financial Institutions referred to therein, and BankBoston, N.A., as Agent filed as Exhibit 4(d)(14) to Registrant's Form 10-K for the fiscal year ended October 31, 1997.

*4(d)(2) Forbearance Agreement dated June 5, 1998 among Registrant, as Borrower, the Financial Institutions referred to therein, and BankBoston, N.A., as Agent, filed as Exhibit 4(d)(15) to Registrant's Form 10-Q filed for the fiscal quarter ended May 1, 1998.

*4(d)(3) Forbearance Agreement Extension dated July 21, 1998 among Registrant, as Borrower, the Financial Institutions referred to therein, and BankBoston, N.A., as Agent, filed as Exhibit 4(d)(16) to Registrant's Form 10-Q filed for the fiscal quarter ended July 30, 1998.

*4(d)(4) Forbearance Agreement Extension dated August 21, 1998 among Registrant, as Borrower, the Financial Institutions referred to therein, and BankBoston, N.A., as Agent, filed as Exhibit 4(d)(17) to Registrant's Form 10-Q filed for the fiscal quarter ended July 30, 1998.

*4(d)(5) Loan and Security Agreement dated August 28, 1998 among Registrant, as Borrower, the Financial Institutions referred to therein, and BankBoston, N.A., as Agent, filed as Exhibit 4(d)(18) to Registrant's Form 10-Q for the fiscal quarter ended July 30, 1998.

*4(d)(6) Term Loan and Security Agreement dated August 28, 1998 among Registrant, as Borrower and Back Bay Capital LLC, filed as Exhibit 4(d)(19) to Registrant's Form 10-Q filed for the fiscal quarter ended July 30, 1998.

*4(d)(7) Ledger Debt Payment Agreement dated August 28, 1998 among Registrant, as Borrower and the CIT Group/Commercial Services, Inc., filed as
          Exhibit 4(d)(20) to Registrant's Form 10-Q for the fiscal quarter ended July 30, 1998.

*4(d)(8) Forbearance Agreement dated February 25, 1999 among Registrant, as Borrower, the Financial Institutions referred to therein, and BankBoston, N.A., as Agent, and Back Bay Capital LLC, filed as Exhibit 4(d)(13) to Registrant's Form 10-K Annual Report for the fiscal year ended October 30, 1998.

*4(d)(9) Subordinated note dated February 26, 1999 between Registrant, as payor, and Moore Assets International Limited, filed as Exhibit 4(d)(14) to Registrant's Form 10-K Annual Report for the year ended October 30, 1998.

4(d)(10) Amendment Number 1 to Forbearance Agreement and Amendment Number 3 to Loan Agreement dated May 28, 1999 among Registrant, as Borrower, the Financial Institutions referred to therein, and BankBoston, N.A., as Agent, and Back Bay Capital LLC.


* Incorporated by reference to previous filing.



23