Form 10-Q
period 1999-04-30
TEXFI INDUSTRIES INC
filed 1999-06-21
CIK 97579

FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended April 30, 1999

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

                  1430 Broadway, 13th Floor, New York, New York
                      10018 (Address of principal executive
                                    offices)
                                   (ZIP Code)

                                 (212) 930-7200
              (Registrant's telephone number, including area code)

                  Number of shares of Common Stock outstanding
                        at _________________ - 8,859,098

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes X      No
                                      ----      ------

                             TEXFI INDUSTRIES, INC.
                             ----------------------

                          QUARTERLY REPORT ON FORM 10-Q
                          -----------------------------
                      FOR THE QUARTER ENDED APRIL 30, 1999
                      ------------------------------------
                         PART I - FINANCIAL INFORMATION
                         ------------------------------

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

     The consolidated financial statements included herein reflect all adjustments (none of which are other than normal recurring accruals) which are, in the opinion of management, necessary for a fair presentation of the information included. Operating results for the thirteen-week and twenty-six week periods ended April 30, 1999 are not necessarily indicative of the results that may be expected for the year ended October 29, 1999. The following consolidated financial statements are included:

         Consolidated Statements of Income for the thirteen weeks and twenty-six weeks ended April 30, 1999 and May 1, 1998

         Consolidated Balance Sheets as of April 30, 1999 and October 30, 1998

         Consolidated Statements of Cash Flows for the thirteen weeks and twenty-six weeks ended April 30, 1999 and May 1, 1998

         Condensed Notes to Consolidated Financial Statements

                             TEXFI INDUSTRIES, INC.
                             ----------------------

                           CONSOLIDATED STATEMENTS OF
            OPERATIONS-UNAUDITED Thirteen Weeks and Twenty-six Weeks
                      Ended April 30, 1999 and May 1, 1998
    (DOLLAR AMOUNTS IN THOUSANDS EXCEPT NUMBER OF SHARES AND PER SHARE DATA)



                                                      THIRTEEN WEEKS                         TWENTY-SIX WEEKS

                                                 1999                1998                1999                1998
                                           ------------------ ------------------- ------------------- ------------

Net sales                                    $  23,438          $  34,084           $  50,630           $  75,860

Cost and expenses:
   Cost of goods sold                           22,460             31,583              47,685              68,077
   Selling, general and administrative           2,233              3,155               4,580               6,027
                                           ------------------ ------------------- ------------------- ------------
Total                                           24,693             34,738              52,265              74,104

Operating (loss) income                         (1,255)              (654)             (1,635)              1,756

Other expense (income):
   Interest                                      1,947              2,132               4,167               4,286
   Impairment loss on joint venture                  -                  -                   -               1,154
   Other, net                                        -                (18)                  -                 (19)
                                           ------------------ ------------------- ------------------- ------------
Total                                            1,947              2,114               4,167               5,421

Net loss                                      $ (3,202)          $ (2,768)           $ (5,802)           $ (3,665)
                                           ================== =================== =================== ============

Weighted average number of shares            8,859,098          8,859,098           8,859,098           8,859,098
                                           ================== =================== =================== ============


Basic and diluted net loss per share          $   (.36)          $   (.31)           $   (.65)           $   (.41)
                                           ================== =================== =================== ============

SEE CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                             TEXFI INDUSTRIES, INC.
                             ----------------------

                           CONSOLIDATED BALANCE SHEETS
                       April 30, 1999 and October 30, 1998
                          (DOLLAR AMOUNTS IN THOUSANDS)

                                                            1999
                                                         (UNAUDITED)             1998
                                                      ------------------- --------------------
ASSETS
Current assets:
   Cash and cash equivalents                             $    269           $    162
   Receivables:
     Due from factor                                       17,575             22,530
     Trade, less allowances                                 4,048              7,829
     Other                                                     97                 85
   Inventories                                             11,185             13,346
   Prepaid expenses                                         1,366                964
                                                      ---------------- ------------------
Total current assets                                       34,540             44,916

Property, plant and equipment - net                        22,726             24,882

Property, plant and equipment held for disposal-net           347                368
Other assets                                                1,707              1,686
                                                      ---------------- ------------------

Total assets                                              $59,320           $ 71,852
                                                      ================ ==================
LIABILITIES AND SHAREHOLDERS' DEFICIT
Current liabilities:
   Current maturities of long-term debt                  $  1,200            $ 1,200
   Current maturities of subordinated debentures           36,725             34,371
   Accounts payable                                        19,943             22,503
   Other liabilities                                        5,152              3,833
                                                       --------------- ------------------
Total current liabilities                                  63,020             61,907

Revolving credit line                                      18,588             25,144
Long-term debt                                             11,359             11,766
Note payable                                                1,500                  -
Subordinated debentures                                         -              2,354
Other long-term obligations                                   166                192
                                                       --------------- ------------------
Total liabilities                                          94,633            101,363

Shareholders' deficit:
   Common stock, $1.00 par value                            8,859              8,859
   Additional paid-in capital                              25,534             25,534
   Accumulated deficit                                    (69,706)           (63,904)
                                                       --------------- ------------------
Total shareholders' deficit                               (35,313)           (29,511)
                                                       --------------- ------------------

Total liabilities and shareholders' deficit               $59,320           $ 71,852
                                                       =============== ==================

SEE CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                             TEXFI INDUSTRIES, INC.
                             ----------------------

    Thirteen Weeks and Twenty-six Weeks Ended April 30, 1999 and May 1, 1998
                 CONSOLIDATED STATEMENTS OF CASH FLOWS-UNAUDITED
                          (DOLLAR AMOUNTS IN THOUSANDS)

                                                                THIRTEEN WEEKS                     TWENTY-SIX WEEKS

                                                               1999             1998              1999            1998
                                                            -------------- ---------------- ----------------- ------------------
OPERATING ACTIVITIES
Net loss                                                       $ (3,202)       $ (2,768)        $ (5,802)       $ (3,665)
Adjustments to reconcile net loss to net
   cash provided by operating activities:
     Impairment loss on joint venture                                 -               -                -           1,154
     Depreciation and amortization                                1,199           1,444            2,398           2,882
     Provision for losses on accounts receivable                      -               5              (45)              5
     Gain on disposition of property, plant and equipment             -              (1)              (1)             (2)
     Change in operating assets and liabilities:
         Receivables                                                999           4,309            8,769          12,449
         Inventories                                                363           1,949            2,161           3,012
         Prepaid and other assets                                  (360)            252             (564)         (1,185)

         Accounts payable and other liabilities                     460             956           (1,267)         (5,914)
                                                            -------------- -------------- ----------------- ----------------
Net cash (used in) provided by
Operating activities                                               (541)          6,146            5,649           8,736

INVESTING ACTIVITIES

(Return) purchases of property, plant and equipment                  58            (533)              17          (1,427)
Proceeds from sale of property, plant and equipment                   4             539               22           2,029
                                                            -------------- -------------- ----------------- ----------------
Net cash provided by investing activities                            62               6               39             602
FINANCING ACTIVITIES
Net payments on revolving credit                                   (718)         (3,890)          (6,556)         (6,528)
Issuance of note payable                                          1,500               -            1,500               -
Payments on long-term debt                                         (204)         (2,167)            (407)         (2,333)
Repurchase of subordinated debentures                                 -             (77)               -             (86)
Investment in joint venture                                           -             (25)               -          (1,179)
Capitalized loan costs                                              (41)            (71)            (118)           (413)
                                                            -------------- -------------- ----------------- ----------------
Net cash provided by (used in)
financing activities                                                537          (6,230)          (5,581)        (10,539)
                                                            -------------- -------------- ----------------- ----------------
Increase (decrease) in cash and cash equivalents                     58             (78)             107          (1,201)
Cash and cash equivalents at beginning of period                    211             311              162           1,434
                                                            ============== ============== ================= ================
Cash and cash equivalents at end of period                      $   269         $   233          $   269         $   233
                                                            ============== ============== ================= ================

SEE CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                             TEXFI INDUSTRIES, INC.
              CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 APRIL 30, 1999

1. Details of certain balance sheet captions at April 30, 1999 and October 30, 1998 are as follows (in thousands):

INVENTORIES:
                                           1999                   1998
                                       ------------------ ---------------------
                                                 (IN THOUSANDS)
Finished goods                            $  2,582               $  3,338
Goods in process                             5,511                  6,299
Raw materials                                1,847                  2,294
Supplies                                     1,847                  2,017
                                       ------------------ ---------------------
Total                                       11,787                 13,948
Less reserves                                  602                    602
                                       ================== =====================
Inventories-net                           $ 11,185               $ 13,346
                                       ================== =====================
PROPERTY, PLANT AND EQUIPMENT:
                                           1999                   1998
                                       ------------------ ---------------------
                                                 (IN THOUSANDS)
Land and land improvements               $   2,220              $   2,220
Buildings                                    16,019                 16,019
Machinery and equipment                      60,968                 61,022
Construction in progress                        675                    638
                                       ------------------ ---------------------
Total                                        79,882                 79,899
Less accumulated depreciation                57,156                 55,017
                                       ================== =====================
Property, plant and equipment - net      $  22,726              $  24,882
                                       ================== =====================

LONG TERM DEBT:
                                           1999                   1998
                                       ------------------ ---------------------
                                                 (IN THOUSANDS)

Term loan with variable interest         $  12,559              $  12,966
Less current maturities                       1,200                  1,200
                                       ================== =====================
Due after one year                        $  11,359             $  11,766
                                       ================== =====================

SUBORDINATED DEBENTURES:
                                           1999                   1998
                                       ------------------ ---------------------
                                                 (IN THOUSANDS)
Senior Subordinated
 Debentures, 8-3/4%, due               $  34,371              $  34,371
 August 1,   1999
Subordinated Extendible
 Debentures, 11%, due April 1,
 2000 (Series C)                           2,354                  2,354
                                        -------------- ---------------------
Total                                     36,725                 36,725
Less current maturities                   36,725                 34,371
                                        -------------- ---------------------
Due after one year                      $     -              $    2,354
                                        ============== =====================

2. At April 30, 1999, shares of common stock were reserved for possible issuance as follows:


          Stock options                                         858,099
          Stock options granted to entities
           affiliated with certain Company former
           executive officers.                                1,200,000
          1990 Executive Stock Purchase Plan                    283,892
          Directors' Deferred Stock Compensation Plan            57,153
                                                         ====================
          Total                                               2,399,144
                                                         ===================
         In May 1999, certain executive officers and entities affiliated with those officers sold their combined interest of the Company's common stock outstanding, including 1,200,000 options to acquire common stock to Whitecross Limited, a Bahamas holding company.

3. At the end of the 1999 first fiscal quarter, the Company was in violation of the August 28, 1998 credit and term loan facility's debt service coverage ratio, minimum capital funds requirement, and non-payment of certain real property taxes and equipment operating leases. On February 25, 1999, the Company entered into a Forbearance Agreement which (a) revised the Borrowing Base definition to include a reserve for certain real property taxes, (b) replaced the debt service coverage ratio and minimum capital funds requirement with an EBITDA financial requirement, and (c) expanded periodic reporting requirements.

         The Forbearance Agreement was conditioned on the deferral of interest and principal payments due by the Company on its subordinated debentures and the receipt of $1.5 million in cash, representing the net proceeds of a subordinated loan made by Moore Assets International Limited ("MAI"). In addition, the Forbearance Agreement required that the net proceeds from the MAI subordinated loan be applied to the revolving credit line. The Company is prohibited from paying interest or principal to MAI during the term of the forbearance period.

         During its second fiscal quarter, the Company failed to (a) make the February 1, 1999 interest payment due on the 8-3/4% Debentures which approximated $1.5 million, (b) make the April 1, 1999 interest payment due on the Series C Debentures which approximated $153,000, and (c) honor the approximately $1.5 million in Series C Debentures put to the Company for redemption at the option of Series C Debenture holders.

         At the end of the 1999 second fiscal quarter, the Company was in violation of the February 25, 1999 credit and term loan facilities' Forbearance Agreement's EBITDA financial requirement. The Company failed to pay interest on the 8-3/4% Debentures and Series C Debentures and to honor the Series C Debentures put to the Company for redemption on April 1, 1999. On May 28, 1999, the Company negotiated Amendment Number 1 to the Forbearance Agreement and Amendment Number 3 to the Loan Agreement (the "Amendment"). The Amendment (a) reduced the credit facility from $40.0 million to $30.0 million, (b) revised the period end EBITDA financial requirements, (c) limited Borrowing Base availability on specific in-house customers' trade accounts receivables, and (d) increased applicable interest rate margins.

         The Amendment extends the initial Forbearance period by 120 days through September 28, 1999. The extension period is separated into two sixty day periods, each contingent upon the Company raising an additional $1.0 million in subordinated financing. The first extension period runs through July 28, 1999 pursuant to the May 28, 1999 receipt of $1.0 million in cash, representing the net proceeds of a subordinated loan made by MAI. In addition, the Amendment required that the net proceeds from this MAI subordinated loan similarly be applied to the revolving credit line. The Company is prohibited from paying interest or principal to MAI during the forbearance period.

         In May 1999, certain executive officers and entities affiliated with those officers sold their combined interest approximating 23% of the Company's common stock outstanding to Whitecross Limited, a Bahamas holding company. In conjunction therewith, Mr. Richard L. Kramer resigned as a director and Chairman of the Board of Directors. In addition, Mr. William L. Remley resigned as Chief Executive Officer, director, and Vice Chairman of the Board. The Board named Mr. Andrew J. Parise, Jr. as Chairman of the Board of Directors and Chief Executive Officer in addition to his responsibilities as President and Chief Operating Officer. Mr. Robert P. Ambrosini, Executive Vice President and Chief Financial Officer was appointed by the Board of Directors to fill a vacancy on the Board of Directors.

         In May 1999, the Company reached a settlement with Mentmore Holdings Corporation ("Mentmore"), an entity affiliated with certain of the Company's former executive officers whereby after August 1, 1998, the Company would receive management consulting services in exchange for office space and administrative services. The Company agreed to pay Mentmore approximately $56,000, representing the net amount due to Mentmore for management consulting services received and office space and administrative services provided prior to August 1, 1998. Mentmore deferred payment of this obligation without interest until July 31, 1999.

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

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations

RESULTS OF OPERATIONS
---------------------

         Net sales for the thirteen weeks ended April 30, 1999 decreased to $23,438,000 as compared to net sales of $34,084,000 for the thirteen weeks ended May 1, 1998. This $10,646,000 (31.2%) decrease for the comparable thirteen weeks periods resulted from lower sales volume at the Company's Blends operations which was primarily attributable to unusually high imports of competing fabrics and finished apparel from Asia into the United States' markets, specifically the Company's missy and junior wear markets. Net sales for the twenty-six weeks ended April 30, 1999 decreased to $50,630,000 as compared to net sales of $75,860,000 for the twenty-six weeks ended May 1, 1998. This $25,230,000 (33.3%)
decrease for the comparable twenty-six week periods was created by the same factors.

         For the comparable thirteen-week period, cost of goods sold, as a percentage of net sales, increased 3.1% from 92.7% in 1998 to 95.8% in 1999. For the comparable twenty-six week period, cost of goods sold, as a percentage of net sales, increased 4.5% from 89.7% in 1998 to 94.2% in 1999. These increases were caused primarily by fixed manufacturing costs increasing as a percentage of net sales while the Company operated at a reduced schedule in order to avoid increasing inventory levels.

         Selling, general and administrative expenses ("SG&A") increased from 9.3% to 9.5% as a percentage of net sales for the thirteen weeks ended April 30, 1999 as compared to the same period in 1998. SG&A as a percentage of net sales for the twenty-six weeks ended April 30, 1999 rose to 9.1% from 7.9% during the same twenty-six weeks in 1998. These increases reflect fixed costs that were spread over the declining sales volume.

         Interest expense for the second quarter and the first twenty-six weeks of 1999 remained consistent as compared to the first quarter of 1998.

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

Financial Condition:

         At April 30, 1999, the Company's working capital showed a deficit of $28.5 million; a decrease of $11.5 million from October 30, 1998. This decrease is due primarily to reductions in receivables of $8.7 million and inventory of $2.2 million plus increases in current maturities of subordinated debentures of $2.4 million which more than offset the combined decrease in accounts payable and accrued expenses of $1.3 million and increases in prepaid expenses and cash of $402,000 and $107,000, respectively.

         During the first fiscal half of 1999, operating activities generated net cash of $5.6 million. This cash was generated as a result of the $5.8 million net loss adjusted for depreciation and amortization of $2.4 million, together with a decrease in accounts receivable of $8.7 million and inventories of $2.2 million which offset increases in prepaid and other assets of $564,000 and decreases in accounts payable and other liabilities of $1.3 million. Cash flow from operations plus the proceeds from a note payable of $1.5 million provided funds to repay long-term debt of $407,000, pay loan amendment costs of $118,000 and reduce the revolving line of credit by $6.6 million.

         At the end of the 1998 second fiscal quarter, the Company was in violation of its amended and restated March 15, 1996 credit facility's financial ratios and minimum availability requirement. On June 5, 1998, the Company entered into a Forbearance Agreement which was conditioned on the deferral of management fees to an entity owned by certain Company executive officers and the execution by this entity of a guaranty of secured obligations to the extent of $1.0 million. In consideration, the entity received from the Company a ten-year option to purchase 600,000 shares of common stock and an amendment of the purchase price and option period related to that entity's previous option to purchase 600,000 shares of common stock.

         On August 28, 1998, the Company entered into a $40.0 million credit facility that expires on August 31, 2000. Net proceeds of $22.8 million from the credit facility were applied toward repayment of the previous revolving credit line. The credit facility is secured by a first lien on substantially all of the Company's working capital assets and a second lien on substantially all of the Company's property, plant and equipment. The second lien position is subordinate to the security interests of Back Bay Capital, LLC securing the term loan entered into on August 28, 1998 and as more fully described below. The credit facility currently provides for the Company to elect interest rates based upon a Eurodollar or prime interest rate plus applicable margin. In addition, the Company may choose interest periods of 1, 2, 3 or 6 months with respect to its Eurodollar rate elections. As of April 30, 1999, funds available under the new credit facility, which represents the difference between the Borrowing Base as defined by the facility agreement and the revolving credit line outstanding, approximated $1.3 million.

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

         Both the credit and term loan facilities placed limitations on the Company's rental expense, additional indebtedness, acquisitions, capital expenditures, payment of subordinated debentures, and sale or disposal of assets. The Company was required to maintain minimum capital funds and comply with a debt service coverage ratio, each as defined by the facilities. In addition, the Company was required to consummate an exchange offer with the holders of not less that $27.1 million in principal of its 8-3/4% Senior Subordinated Debentures due August 1, 1999 on or before April 30, 1999 on terms as set forth in the facilities. However, the Company is unable to complete such offer at the present time.

         At the end of the 1999 first fiscal quarter, the Company was in violation of the August 28, 1998 credit and term loan facility's debt service coverage ratio, minimum capital funds requirement, and non-payment of certain real property taxes and equipment operating leases. On February 25, 1999, the Company entered into a Forbearance Agreement which (a) revised the Borrowing Base definition to include a reserve for certain real property taxes, (b) replaced the debt service coverage ratio and minimum capital funds requirement with an EBITDA financial requirement, and (c) expanded periodic reporting requirements.

         The Forbearance Agreement was conditioned on (a) the deferral of interest and principal payments due by the Company on any of its subordinated debentures and (b) the receipt of $1.5 million in cash, representing the net proceeds of a subordinated loan made by Moore Assets International Limited ("MAI"), a company organized under the International Business Companies Act of the Commonwealth of the Bahamas. In addition, the Forbearance Agreement required that the net proceeds from the MAI subordinated loan be applied to the revolving credit line. The Company is prohibited from paying interest or principal to MAI during the forbearance period.

         At the end of the 1999 second fiscal quarter, the Company was in violation of the February 25, 1999 credit and term loan facility's Forbearance Agreement's EBITDA financial requirement and failure to pay interest on the 8-3/4% Debentures and Series C Debentures and Series C Debentures put to the Company for redemption on April 1, 1999. On May 28, 1999, the Company negotiated Amendment Number 1 to the Forbearance Agreement and Amendment Number 3 to the Loan Agreement (the "Amendment"). The Amendment (a) reduced the credit facility from $40.0 million to $30.0 million, (b) revised the period end EBITDA financial requirements, (c) limited Borrowing Base availability on specific in-house trade customers' accounts receivables, and (d) increased applicable interest rate margins.

         The Amendment extends the initial Forbearance period by 120 days through September 28, 1999. The extension period is separated into two sixty day periods, each contingent upon the Company raising an additional $1.0 million in subordinated financing. The first extension period runs through July 28, 1999 pursuant to the May 28, 1999 receipt of $1.0 million in cash, representing the net proceeds of a subordinated loan made by MAI. In addition, the Amendment required that the net proceeds from this MAI subordinated loan similarly be applied to the revolving credit line. The Company is prohibited from payming interest or principal to MAI during the forbearance period.

         As of April 30, 1999, the Company had outstanding approximately $34.4 million of its Senior Subordinated Debentures due August 1, 1999 ("8-3/4% Debentures"). The 8-3/4% Debentures, which cannot be called prior to their maturity date, are unsecured obligations. These debentures contain covenants that place limitations on the use of proceeds from disposal of assets and on the incurrence of additional indebtedness and senior indebtedness (as defined in the governing indenture) if such indebtedness would exceed stated ratios of capitalization and earnings after such incurrence. The debenture definition of indebtedness does not include revolver credit line borrowings or operating lease obligations. The Company was prohibited from incurring additional indebtedness.

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

         As of April 30, 1999, the Company had approximately $2.4 million of its Series C Debentures due April 1, 2000. The annual interest rate of the Series C Debentures may be adjusted at the sole discretion of the Company on each April 1 until maturity in 2000. The Series C Debentures are redeemable on April 1, 1999, in whole or in part, at the option of the holder or the Company for the principal amount thereof plus accrued interest through the date of redemption.

         The Company failed to make the April 1, 1999 interest payment due on the Series C Debentures which approximated $153,000 and failed to honor the approximately $1.5 million in debentures put to the Company for redemption at the option of Series C Debenture holders.

         Management believes that cash flows from operations and funds available under the current revolving credit line may not provide the Company with sufficient funds to meet its fiscal 1999 cash needs, assuming no significant improvement in current market conditions or interest rates. Management, therefore, intends to explore various alternatives to the need for additional working capital, including the possibility of filing for a reorganization under the United States Bankruptcy code and /or raising additional capital from third parties. Because the Company's recurring losses from operations and net capital deficiency raise substantial doubt about its ability to continue as a going concern, the report of Ernst & Young LLP, the Company's independent auditors, on the Company's 1998 consolidated financial statements including an explanatory paragraph to that effect.

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

     (b) Reports on Form 8-K

         No reports on Form 8-K were filed during the quarter ended April 30, 1999.

                                   SIGNATURES
                                   ----------

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              TEXFI INDUSTRIES, INC.
                                   (Registrant)


Date:  June 21, 1999           By:/S/Robert P. Ambrosini
                                   ---------------------------------
                                     Robert P. Ambrosini
                                     Chief Financial Officer and
                                     Executive Vice President
                                    (Principal Accounting Officer)

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

*4(d)(10)  Amendment Number 1 to Forbearance Agreement and Amendment Number 3 to
           Loan Agreement dated May 28, 1999 among Registrant, as Borrower, the Financial Institutions referred to therein, and BankBoston, N.A., as Agent, and Back Bay Capital LLC. Filed as Exhibit 4(d)(1) to Registrant's Form 10-Q for the fiscal quarter ended January 29, 1999.

* Incorporated by reference to previous filing.