Form 10-Q
period 1999-07-30
TEXFI INDUSTRIES INC
filed 1999-09-14
CIK 97579

FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended July 30, 1999
                                                 -------------

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

           For the transition period from ____________ to ____________

                         Commission File Number - 1-6797
                                                  ------

                             TEXFI INDUSTRIES, INC.
                             ----------------------
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

                                 (212) 930-7200
              ---------------------------------------------------
              (Registrant's telephone number, including area code)


                  Number of shares of Common Stock outstanding
                        at _________________ - 8,859,098
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

                             TEXFI INDUSTRIES, INC.

                          QUARTERLY REPORT ON FORM 10-Q
                       FOR THE QUARTER ENDED JULY 30, 1999
                         PART I - FINANCIAL INFORMATION

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

     The consolidated financial statements included herein reflect all adjustments (none of which are other than normal recurring accruals) which are, in the opinion of management, necessary for a fair presentation of the information included. Operating results for the thirteen-week and thirty-nine week periods ended July 30, 1999 are not necessarily indicative of the results that may be expected for the year ended October 29, 1999. The following consolidated financial statements are included:

         Consolidated Statements of Income for the thirteen weeks and thirty-nine weeks ended July 30, 1999 and July 31, 1998

         Consolidated Balance Sheets as of July 30, 1999 and October 30, 1998

         Consolidated Statements of Cash Flows for the thirteen weeks and thirty-nine weeks ended July 30, 1999 and July 31, 1998

         Condensed Notes to Consolidated Financial Statements

                             TEXFI INDUSTRIES, INC.

                           CONSOLIDATED STATEMENTS OF
            OPERATIONS-UNAUDITED Thirteen Weeks and Thirty-nine Weeks
                      Ended July 30, 1999 and July 31, 1998
    (DOLLAR AMOUNTS IN THOUSANDS EXCEPT NUMBER OF SHARES AND PER SHARE DATA)

                                                              THIRTEEN WEEKS                        THIRTY-NINE WEEKS
                                                         1999                1998                1999                1998
                                                   ------------------ ------------------- ------------------- -------------------
                                                                       (RESTATED)                              (RESTATED)
Net sales                                            $  24,537          $  31,095           $  75,167           $ 106,955

Cost and expenses:
   Cost of goods sold                                   23,401             29,511              71,086              97,588
   Selling, general and administrative                   2,066              3,397               6,646               9,424

   Restructuring charge                                      -                569                   -                 569
                                                   ------------------ ------------------- ------------------- -------------------
Total                                                   25,467             33,477              77,732             107,581

Operating (loss) income                                   (930)            (2,382)             (2,565)               (626)

Other expense (income):
   Interest                                              1,930              1,974               6,097               6,260
   Impairment loss on joint venture                          -                  -                   -               1,154
   Other, net                                           (1,146)                (5)             (1,146)                (24)
                                                   ------------------ ------------------- ------------------- -------------------
Total                                                      784              1,969               4,951               7,390

Net loss from continuing operations                     (1,714)            (4,351)             (7,516)             (8,016)

Discontinued operations:

   Loss on disposal of discontinued
        operations                                           -                 214                   -                 214



Extraordinary item:

   Loss from early debt extinguishment                       -                707                   -                 707
                                                   ------------------ ------------------- ------------------- -------------------


Net loss                                              $ (1,714)          $ (5,272)           $ (7,516)           $ (8,937)
                                                   ================== =================== =================== ===================

Weighted average number of shares                    8,859,098          8,859,098           8,859,098           8,859,098
                                                   ================== =================== =================== ===================



Basic and diluted net loss per share
   Continuing operations                              $   (.19)          $   (.49)           $   (.85)           $   (.90)
                                                   ================== =================== =================== ===================
   Discontinued operations                            $     -            $   (.03)           $     -             $   (.03)
                                                   ================== =================== =================== ===================
   Extraordinary item                                 $     -            $   (.08)           $     -             $   (.08)
                                                   ================== =================== =================== ===================
   Net loss                                           $   (.19)          $   (.60)           $   (.85)           $  (1.01)
                                                   ================== =================== =================== ===================


SEE CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                             TEXFI INDUSTRIES, INC.

                           CONSOLIDATED BALANCE SHEETS
                       July 30, 1999 and October 30, 1998
                          (DOLLAR AMOUNTS IN THOUSANDS)

                                                                                   1999                 1998
                                                                                (UNAUDITED)
                                                                            -------------------- --------------------
ASSETS
Current assets:
   Cash and cash equivalents                                                       $  1,307             $    162
   Receivables:
     Due from factor                                                                 16,235               22,530
     Trade, less allowances                                                           4,446                7,829
     Other                                                                               82                   85
   Inventories                                                                       10,784               13,346
   Prepaid expenses                                                                     683                  964
                                                                            -------------------- --------------------
Total current assets                                                                 33,537               44,916

Property, plant and equipment - net                                                  21,484               24,882
Property, plant and equipment held for disposal-net
                                                                                        347                  368
Other assets                                                                          1,593                1,686
                                                                            -------------------- --------------------

Total assets                                                                        $56,961             $ 71,852
                                                                            ==================== ====================

LIABILITIES AND SHAREHOLDERS' DEFICIT
Current liabilities:
   Current maturities of long-term debt                                            $  1,200              $ 1,200
   Current maturities of subordinated debentures                                     36,725               34,371
   Accounts payable                                                                  18,803               22,503
   Other liabilities                                                                  6,459                3,833
                                                                            -------------------- --------------------
Total current liabilities                                                            63,187               61,907

Revolving credit line                                                                17,195               25,144
Long-term debt                                                                       10,954               11,766
Note payable                                                                          2,500                    -
Subordinated debentures                                                                   -                2,354
Other long-term obligations                                                             152                  192
                                                                            -------------------- --------------------
Total liabilities                                                                    93,988              101,363

Shareholders' deficit:
   Common stock, $1.00 par value                                                      8,859                8,859
   Additional paid-in capital                                                        25,534               25,534
   Accumulated deficit                                                              (71,420)             (63,904)
                                                                            -------------------- --------------------
Total shareholders' deficit                                                         (37,027)             (29,511)
                                                                            -------------------- --------------------

Total liabilities and shareholders' deficit                                         $56,961             $ 71,852
                                                                            ==================== ====================


SEE CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                             TEXFI INDUSTRIES, INC.

   Thirteen Weeks and Thirty-nine Weeks Ended July 30, 1999 and July 31, 1998
                CONSOLIDATED STATEMENTS OF CASH FLOWS-UNAUDITED
                          (DOLLAR AMOUNTS IN THOUSANDS)

                                                                       THIRTEEN WEEKS                     THIRTY-NINE WEEKS

                                                                    1999             1998              1999              1998
                                                                --------------- ---------------- ----------------- -----------------
                                                                                 (RESTATED)                         (RESTATED)
OPERATING ACTIVITIES
Net loss                                                            $ (1,714)         $ (5,272)        $ (7,516)         $ (8,937)
Adjustments to reconcile net loss to net cash provided by
   operating activities:
     Impairment loss on joint venture                                      -                 -                -             1,154
     Depreciation and amortization                                     1,201             1,400            3,599             4,282
     Loss on capitalized loan costs                                        -               707                -               707
     Provision for losses on accounts receivable
                                                                           -               692              (45)              697
     Gain on disposition of property, plant and equipment
                                                                      (1,146)                -           (1,147)               (2)
     Change in operating assets and liabilities:
         Receivables                                                     957             2,103            9,726            14,552
         Inventories                                                     401             2,674            2,562             5,686
         Prepaid and other assets                                        731               (33)             167            (1,218)
         Accounts payable and other liabilities
                                                                         141             1,752           (1,126)           (4,162)
                                                                --------------- ---------------- ----------------- -----------------
Net cash provided by operating activities                                571             4,023            6,220            12,759

INVESTING ACTIVITIES
(Purchases) return of property, plant and equipment
                                                                          (6)              (22)              11            (1,449)
Proceeds from sale of property, plant and equipment
                                                                       1,314                76            1,336             2,105
                                                                --------------- ---------------- ----------------- -----------------
Net cash provided by investing activities                              1,308                54            1,347               656

FINANCING ACTIVITIES
Proceeds from long-term debt borrowing                                     -            36,176                -            36,176
Net payments on revolving credit                                      (1,393)          (31,507)          (7,949)          (38,035)
Issuance of notes payable                                              1,000                 -            2,500                 -
Payments on long-term debt                                              (405)           (8,138)            (812)          (10,471)
Repurchase of subordinated debentures                                      -                 -                -               (86)
Investment in joint venture                                                -                 -                -            (1,179)
Capitalized loan costs                                                   (43)             (549)            (161)             (962)

                                                                --------------- ---------------- ----------------- -----------------
Net cash used in financing activities                                   (841)           (4,018)          (6,422)          (14,557)
                                                                --------------- ---------------- ----------------- -----------------

Increase (decrease) in cash and cash equivalents                                                                           (1,142)
                                                                       1,038                59            1,145
Cash and cash equivalents at beginning of period
                                                                         269               233              162             1,434
                                                                --------------- ---------------- ----------------- -----------------
Cash and cash equivalents at end of period
                                                                     $ 1,307           $   292          $ 1,307           $   292
                                                                =============== ================ ================= =================

SEE CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                             TEXFI INDUSTRIES, INC.
              CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JULY 30, 1999

1. Details of certain balance sheet captions at July 30, 1999 and October 30, 1998 are as follows (in thousands):

INVENTORIES:
                                                                   1999                   1998
                                                           ---------------------- ---------------------
                                                                         (IN THOUSANDS)
Finished goods                                                    $  2,246               $  3,338
Goods in process                                                     5,387                  6,299
Raw materials                                                        1,879                  2,294
Supplies                                                             1,874                  2,017
                                                           ---------------------- ---------------------
Total                                                               11,386                 13,948
Less reserves                                                          602                    602
                                                           ---------------------- ---------------------
Inventories - net                                                 $ 10,784               $ 13,346
                                                           ====================== =====================

PROPERTY, PLANT AND EQUIPMENT:
                                                                   1999                   1998
                                                           ---------------------- ---------------------
                                                                         (IN THOUSANDS)
Land and land improvements                                        $   1,984              $   2,220
Buildings                                                            16,019                 16,019
Machinery and equipment                                              61,061                 61,022
Construction in progress                                                589                    638
                                                           ---------------------- ---------------------
Total                                                                79,653                 79,899
Less accumulated depreciation                                        58,169                 55,017
                                                           ---------------------- ---------------------
Property, plant and equipment - net
                                                                  $  21,484              $  24,882
                                                           ====================== =====================

LONG TERM DEBT:
                                                                   1999                   1998
                                                           ---------------------- ---------------------
                                                                         (IN THOUSANDS)
Term loan with variable interest
                                                                  $  12,154              $  12,966
Less current maturities                                               1,200                  1,200
                                                           ---------------------- ---------------------
Due after one year                                                $  10,954               $  11,766
                                                           ====================== =====================

SUBORDINATED DEBENTURES:
                                                                   1999                   1998
                                                           ---------------------- ---------------------
                                                                         (IN THOUSANDS)
Senior Subordinated Debentures, 8-3/4%, due August 1,
   1999
                                                                 $  34,371              $  34,371
Subordinated Extendible Debentures, 11%, due
   April 1, 2000 (Series C)                                          2,354                  2,354
                                                           ---------------------- ---------------------
Total                                                                36,725                 36,725
Less current maturities                                              36,725                 34,371
                                                           ---------------------- ---------------------
Due after one year                                                 $     -              $   2,354
                                                           ====================== =====================

2. At July 30, 1999, shares of common stock were reserved for possible issuance as follows:


           Stock options                                             858,099
           Stock options granted to an entity
              holding approximately    % of the
              Company's common stock outstanding                   1,200,000
           1990 Executive Stock Purchase Plan                        283,892
           Directors' Deferred Stock Compensation Plan                57,153
                                                                 --------------
           Total                                                   2,399,144
                                                                 ==============

3. At the end of its 1999 first fiscal quarter, the Company was in violation of the August 28, 1998 credit and term loan facility's debt service coverage ratio, minimum capital funds requirement, and non-payment of certain real property taxes and equipment operating leases. On February 25, 1999, the Company entered into a Forbearance Agreement that replaced the debt service coverage ratio and minimum capital funds requirement with an EBITDA financial requirement and expanded periodic reporting requirements.

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

         At the end of the 1999 second fiscal quarter, the Company was in violation of the Forbearance Agreement's EBITDA financial requirement. On May 28, 1999, the Company negotiated Amendment Number 1 to the Forbearance Agreement and Amendment Number 3 to the Loan Agreement (the "Amendment"). The Amendment (a) reduced the maximum credit facility from $40.0 million to $30.0 million, (b) revised the period end EBITDA financial requirements, (c) limited Borrowing Base availability on specific in-house customers' trade accounts receivables, and (d) increased applicable interest rate margins.

         The Amendment extends the initial Forbearance period by 120 days through September 28, 1999. The extension period was contingent upon the Company raising an additional $2.0 million in subordinated financing which was received via two separate $1.0 million supplemental subordinated loans issued by MAI and received on May 28, 1999 and August 5, 1999. In addition, the Amendment required that the net proceeds from these MAI subordinated loans similarly be applied to the revolving credit line. The Company is prohibited from paying interest or principal to MAI during the forbearance period.

4. During 1999, the Company has failed to (a) make both the February 1 and August 1, 1999 interest payments due on the 8-3/4% Debentures which approximated $3.0 million, (b) honor approximately $34.4 million in principal maturity of the 8-3/4% Debentures as of August 1, 1999, (c) make the April 1, 1999 interest payment due on the Series C Debentures which approximated $153,000, and (d) honor the approximately $1.5 million in Series C Debentures put to the Company for redemption at the option of Series C Debenture holders.

5. In May 1999, certain executive officers and entities affiliated with those officers sold their combined interest approximating 23% of the Company's common stock outstanding to Whitecross Limited, a Bahamas holding company. In conjunction therewith, Mr. Richard L. Kramer resigned as a director and Chairman of the Board of Directors. In addition, Mr. William L. Remley resigned as Chief Executive Officer, director, and Vice Chairman of the Board. The Board named Mr. Andrew J. Parise, Jr. as Chairman of the Board of Directors and Chief Executive Officer in addition to his responsibilities as President and Chief Operating Officer. Mr. Robert P. Ambrosini, Executive Vice President and Chief Financial Officer was appointed by the Board of Directors to fill a vacancy on the Board of Directors.

6. In May 1999, the Company reached a settlement with Mentmore Holdings Corporation ("Mentmore"), an entity affiliated with certain of the Company's former executive officers whereby after August 1, 1998, the Company would receive management consulting services in exchange for office space and administrative services. The Company agreed to pay Mentmore approximately $56,000, representing the net amount due to Mentmore for management consulting services received and office space and administrative services provided prior to August 1, 1998. Mentmore deferred payment of this obligation without interest until July 31, 1999.

7. Basic net loss per share was determined by dividing net loss by the weighted average number of shares outstanding during each year. Diluted net loss per share reflects the potential dilution that could occur assuming conversion or exercise of all convertible securities and issued and unexercised stock options. Options to purchase shares of common stock were not included in the computation of diluted net loss per share because the options' exercise price was greater than the average market price of the common shares and, therefore, the effect would be antidilutive.

8. The consolidated statements of operations and consolidated statements of cash flows for both the thirteen weeks and thirty-nine weeks ended July 31, 1998 have been restated to (a) reflect the terms of the settlement with Mentmore and (b) the need for greater reserves for losses on accounts receivable and discontinued operations as subsequently determined during the fourth quarter of 1998.

9. The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in these consolidated financial statements and accompanying footnotes. Actual results may differ from those estimates and assumptions.

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations

RESULTS OF OPERATIONS

         Net sales for the thirteen weeks ended July 30, 1999 decreased to $24,537,000 as compared to net sales of $31,095,000 for the thirteen weeks ended July 31, 1998. This $6,558,000 (21.1%) decrease for the comparable thirteen weeks periods resulted from lower sales volume at the Company's Blends operations which was primarily attributable to unusually high imports of competing fabrics and finished apparel from Asia into the United States' markets, specifically the Company's missy and junior wear markets. Net sales for the thirty-nine weeks ended July 30, 1999 decreased to $75,167,000 as compared to net sales of $106,955,000 for the thirty-nine weeks ended July 31, 1998. This $31,788,000 (29.7%) decrease for the comparable thirty-nine week periods was created by the same factors.

         For the comparable thirteen-week period, cost of goods sold, as a percentage of net sales, increased slightly to 95.4% in 1999 as compared to 94.9% in 1998. For the comparable thirty-nine week period, cost of goods sold, as a percentage of net sales, increased 3.4% from 91.2% in 1998 to 94.6% in 1999. Both period increases were caused primarily by fixed manufacturing costs increasing as a percentage of net sales while the Company operated at a reduced schedule in order to avoid increasing inventory levels.

         Selling, general and administrative expenses ("SG&A") as a percentage of net sales for the thirteen weeks ended July 31, 1998 decreased from 10.9% to 8.4% for the same period in 1999. SG&A as a percentage of net sales for the thirty-nine weeks ended July 30, 1999 remained constant at 8.8% as compared to the same thirty-nine week period in 1998. The third quarter decrease consists primarily of management directed reductions in fixed costs to reflect declining sales volume and the elimination of management consulting service fees paid to Mentmore.

         Interest expense for the third quarter and first thirty-nine weeks of 1999 remained consistent as compared to the third quarter and first thirty-nine weeks of 1998

         During the third quarter of 1999, the Company sold property with a book value approximating $156,000 for $1.3 million in cash. As of July 30, 1999, $200,000 of the $1.2 million in net proceeds was applied towards the outstanding long-term debt. The remainder remained in escrow.

         During the third quarter of 1998, the Company began merging its weaving operations located at its Fayetteville, North Carolina facility into its Rocky Mount, North Carolina facility. The Company incurred $373,000 in employee-related severance and benefit costs that were segregated as a restructuring charge.

         Also during the third quarter of 1998, the Company incurred
$196,000 in restructuring charges associated with its former Texfi Narrow Fabrics division. The total charge included a $133,000 post-closing adjustment for the sale of its knitted narrow fabrics business and $63,000 in various other restructuring costs.

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

         The third quarter 1998 loss on disposal of discontinued operations of $214,000 is primarily related to the loss on sale of property, plant, and equipment remaining from the Kingstree Knit Apparel division's operations at prices less than recorded value, plus associated liquidation costs. The Kingstree Knit Apparel division was closed in fiscal 1996. As of July 30, 1999, the Company had approximately $347,000 million of Kingstree Knit Apparel division assets still held for disposal.

Financial Condition:

         At July 30, 1999, the Company's working capital showed a deficit of $29.7 million; a decrease of $12.7 million from October 30, 1998. This decrease is due primarily to reductions in receivables of $9.7 million, inventories of $2.6 million and prepaid expenses of $281,000 plus increases in current maturities of subordinated debentures of $2.4 million which more than offset the combined decrease in accounts payable and other liabilities of $1.1 million and increases in cash and cash equivalents of $1.2 million.

         During the first thirty-nine weeks of 1999, operating activities generated net cash of $6.2 million. This cash was generated as a result of the $7.5 million net loss adjusted for both depreciation and amortization expense of $3.6 million and the gain on disposition of property, plant and equipment of $1.2 million, together with a decrease in receivables of $9.7 million, inventories of $2.6 million, and prepaid expenses and other assets of $167,000, which offset decreases in accounts payable and other liabilities of $1.1 million. Cash flow from operations plus the $2.5 million proceeds from a note payable and $1.3 million net proceeds from the sale of property, plant and equipment provided funds to repay long-term debt of $812,000, pay loan amendment costs of $161,000, reduce the revolving line of credit by $8.0 million and provide $1.1 million additional cash and cash equivalents.

         On August 28, 1998, the Company entered into a credit facility that expires on August 31, 2000. Net proceeds of $22.8 million from the credit facility were applied toward repayment of the previous revolving credit line. The credit facility is secured by a first lien on substantially all of the Company's working capital assets and a second lien on substantially all of the Company's property, plant and equipment. The second lien position is subordinate to the security interests of Back Bay Capital, LLC securing the term loan entered into on August 28, 1998 and as more fully described below. The credit facility currently provides for the Company to elect interest rates based upon a Eurodollar or prime interest rate plus applicable margin. In addition, the Company may choose interest periods of 1, 2, 3 or 6 months with respect to its Eurodollar rate elections. As of July 30, 1999, funds available under the new credit facility, which represents the difference between the Borrowing Base as defined by the facility agreement and the revolving credit line outstanding, approximated $1.2 million.

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

         At the end of the 1999 first fiscal quarter, the Company was in violation of the August 28, 1998 credit and term loan facility's debt service coverage ratio, minimum capital funds requirement, and non-payment of certain real property taxes and equipment operating leases. On February 25, 1999, the Company entered into a Forbearance Agreement that replaced the debt service coverage ratio and minimum capital funds requirement with an EBITDA financial requirement and expanded periodic reporting requirements.

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

         At the end of the 1999 second fiscal quarter, the Company was in violation of the Forbearance Agreement's EBITDA financial requirement and failure to pay interest on the 8-3/4% Debentures and Series C Debentures and Series C Debentures put to the Company for redemption on April 1, 1999. On May 28, 1999, the Company negotiated Amendment Number 1 to the Forbearance Agreement and Amendment Number 3 to the Loan Agreement (the "Amendment"). The Amendment
(a) reduced the maximum credit facility from $40.0 million to $30.0 million, (b) revised the period end EBITDA financial requirements, (c) limited Borrowing Base availability on specific in-house trade customers' accounts receivables, and (d) increased applicable interest rate margins.

         The Amendment extended the initial Forbearance period by 120 days through September 28, 1999. The extension period was contingent upon the Company raising an additional $2.0 million in subordinated financing which was received via two separate $1.0 million supplemental subordinated loans issued by MAI and received on May 28, 1999 and August 5, 1999. In addition, the Amendment required that the net proceeds from these MAI subordinated loans similarly be applied to the revolving credit line. The Company is prohibited from paying interest or principal to MAI during the forbearance period.

         As of July 30, 1999, the Company had outstanding approximately $34.4 million of its Senior Subordinated Debentures due August 1, 1999 ("8-3/4% Debentures"). The 8-3/4% Debentures, which cannot be called prior to their maturity date, are unsecured obligations. These debentures contain covenants that place limitations on the use of proceeds from disposal of assets and on the incurrence of additional indebtedness and senior indebtedness (as defined in the governing indenture) if such indebtedness would exceed stated ratios of capitalization and earnings after such incurrence. The debenture definition of indebtedness does not include revolver credit line borrowings or operating lease obligations. The Company was prohibited from incurring additional indebtedness.

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

         The Company failed to make the February 1 and August 1, 1999 interest payments due on the 8-3/4% Debentures which approximated $3.0 million, and failed to honor approximately $34.4 million in principal maturity of the 8-3/4% Debentures as of August 1, 1999.

         As of July 30, 1999, the Company had approximately $2.4 million of its Series C Debentures due April 1, 2000. The annual interest rate of the Series C Debentures may be adjusted at the sole discretion of the Company on each April 1 until maturity in 2000. The Series C Debentures were redeemable on April 1, 1999, in whole or in part, at the option of the holder or the Company for the principal amount thereof plus accrued interest through the date of redemption.

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

The Company has determined that it will need to modify or replace portions of its software in order that its computer systems will function properly with respect to dates in the year 2000 and beyond. A team of internal staff is managing the Company's Year 2000 initiative. The team's activities are designed to ensure that there is no adverse effect to the Company's core business operations and transactions with customers, suppliers, and financial institutions are fully supported. The team began with a review of all IT and non-IT systems, including Company products and internal operating systems for potential Year 2000 Issues. The Company completed this review for the majority of its systems during fiscal 1998. The Company's believes that its business applications are now currently compliant.

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

     (b) Reports on Form 8-K

         No reports on Form 8-K were filed during the quarter ended July 30, 1999.

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